Form 10-Q
period 1995-03-31
FALCON CABLE SYSTEMS CO
filed 1995-05-15
CIK 783008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1995
                              ----------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  -----------------------
                          Commission file number  1-9332
                                                 --------

  Falcon Cable Systems Company, a California limited partnership
- - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                  95-4108170
- - - - - -------------------------------          -----------------------------------
(State or other jurisdiction of          (I.R.S. employer identification no.)
 incorporation or organization)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA    90024
- - - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code    (310) 824-9990
                                                  ------------------------------


- - - - - --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

                               Exhibit Page at E-1

                          FALCON CABLE SYSTEMS COMPANY

                            CONDENSED BALANCE SHEETS

                                                                                       December 31,          March 31,
                                                                                          1994*                1995
                                                                                       ------------         -----------
                                                                                                            (unaudited)
                                                                                            (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                           $  2,987              $    296
   Receivables, less allowance of $73,000
     and $78,000 for possible losses                                                      2,287                   747
   Prepaid expenses and other                                                             1,390                   635
   Cable materials, equipment and supplies                                                1,206                   613
   Available-for-sale securities                                                          7,110                  -
   Property, plant and equipment, less accumulated depreciation
     and amortization of $59,010,000 and $61,901,000                                     65,460                64,822
   Franchise cost and goodwill, less
     accumulated amortization of
     $29,629,000 and $30,880,000                                                         36,096                34,886
   Customer lists and other intangible
     costs, less accumulated amortization
     of $9,480,000 and $9,855,000                                                         2,890                 1,919
    Deferred loan cost, less accumulated
       amortization of $71,800                                                             -                    1,440
                                                                                       --------              --------
                                                                                       $119,426              $105,358
                                                                                       ========              ========
                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

LIABILITIES:
   Notes payable                                                                       $170,439              $162,014
   Accounts payable                                                                       2,487                 1,722
   Accrued expenses                                                                       9,463                 8,528
   Payable to general partner                                                             3,003                 3,460
   Customer deposits and prepayments                                                        684                   722
                                                                                       --------              --------
         TOTAL LIABILITIES                                                              186,076               176,446
                                                                                       --------              --------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (DEFICIT)
  General partner                                                                            42                    66
  Limited partners                                                                      (73,600)              (71,154)
  Unrealized gain on available-for-sale securities                                        6,908                 -
                                                                                       --------              --------
         TOTAL PARTNERS' DEFICIT                                                        (66,650)              (71,088)
                                                                                       --------              --------

                                                                                       $119,426              $105,358
                                                                                       ========              ========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                              Unaudited
                                                                                  --------------------------------
                                                                                         Three months ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                    1994                    1995
                                                                                  --------                --------
                                                                                    (Dollars in thousands except
                                                                                       per unit information)
REVENUES                                                                        $  13,340               $  12,970
                                                                                ---------               ---------
OPERATING EXPENSES:

   Service costs                                                                    3,935                   4,026
   General and administrative expenses                                              1,994                   1,748
   General Partner management fees
     and reimbursed expenses                                                        1,195                   1,128
   Depreciation and amortization                                                    4,559                   4,524
                                                                                ---------               ---------
                                                                                   11,683                  11,426
                                                                                ---------               ---------
       Operating income                                                             1,657                   1,544

INTEREST EXPENSE, NET                                                              (3,199)                 (4,081)

OTHER INCOME (EXPENSE), NET                                                          (89)                   7,502
                                                                                ---------               ---------
NET INCOME (LOSS)                                                                $ (1,631)              $   4,965
                                                                                =========               =========
NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                                             $   (0.25)              $    0.77
                                                                                =========               =========
WEIGHTED AVERAGE LIMITED
   PARTNERSHIP UNITS
   OUTSTANDING DURING PERIOD                                                    6,398,913               6,398,913
                                                                                =========               =========


            See accompanying notes to condensed financial statements.

                         FALCON CABLE SYSTEMS COMPANY

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Unaudited
                                                                                   ------------------------------
                                                                                        Three months ended
                                                                                             March 31,
                                                                                   ------------------------------
                                                                                     1994                  1995
                                                                                   --------              --------
                                                                                       (Dollars in Thousands)
  Net cash provided by operating activities                                        $  1,807              $  2,879
                                                                                   --------              --------
   Cash flow from investing activities:

     Capital expenditures                                                            (1,326)               (2,270)
     Other intangibles                                                                  (55)                  (91)
     Sale of available-for-sale securities                                              -                   7,764
     Acquisitions of cable television systems                                        (1,464)                  -
                                                                                   --------              --------
   Net cash provided (used) in investing activities                                  (2,845)                5,403
                                                                                   --------              --------
   Cash flow from financing activities:
     Borrowings                                                                       4,167                   308
     Repayment of debt                                                               (3,675)               (8,786)
     Distributions to partners                                                          -                  (2,495)
                                                                                   --------              --------
   Net cash provided (used) by financing activities                                     492               (10,973)
                                                                                   --------              --------
   Decrease in cash                                                                    (546)               (2,691)

   Cash at beginning of period                                                        1,186                 2,987
                                                                                   --------              --------
   Cash at end of period                                                           $    640              $    296
                                                                                   ========              ========

            See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The interim condensed financial statements for the three months ended March 31, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results for the entire year.

NOTE 2 - SALE OF AVAILABLE-FOR-SALE SECURITIES

     On February 10, 1995 the Partnership received net proceeds of approximately $7,764,000 in connection with the closing of the tender offer to acquire QVC by Liberty Media Corporation and Comcast Corporation for $46.00 per share. This resulted in a gain of $7,562,000, which is included in other income. A special, one-time distribution to Unitholders of approximately $2,495,000 related to this transaction was declared on March 14, 1995. The remaining proceeds of $5,269,000 were used to temporarily pay down bank debt.

NOTE 3 - EARNINGS PER EQUIVALENT UNIT

     Earnings per limited partnership unit are based on the weighted average number of limited partnership units outstanding during the periods presented. For this purpose, earnings are allocated 99% to the limited partners and 1% to the General Partner.

                          FALCON CABLE SYSTEMS COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     On February 22, 1994, the Federal Communications Commission (the "FCC") announced the adoption of significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993. The amended rate regulation rules were implemented by management during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. Based on certain recent FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first quarter of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. In addition to the information set forth in this report, reference is made to the Partnership's Form 10-K for the year ended December 31, 1994 for additional information regarding the negative impact of the 1992 Cable Act on the Partnership's business. See "Liquidity and Capital Resources."

                                                                                March 31,
                                                                         ---------------------
                                                                         1994              1995
                                                                         ----              ----
Revenues                                                                 100%              100%
                                                                         ---               ---
Cost of services and expenses:
   Service costs                                                          30                31
   Operating, general and
     administrative expenses                                              15                13
   General Partner management fees
     and reimbursed expenses                                               9                 9
   Depreciation and amortization                                          34                35
                                                                         ---               ---
                                                                          88                88
                                                                         ---               ---
         Operating income                                                 12                12

Interest expense, net                                                    (23)              (32)
Other income (expense)                                                   ( 1)               58
                                                                         ---               ---
         Net loss                                                        (12)%              38%
                                                                         ===               ===

RESULTS OF OPERATIONS

     The Partnership's revenues decreased from $13.3 million to $12.9 million, or by 2.8%, during the three months ended March 31, 1995 compared to the corresponding period in 1994. Of the $370,000 net decrease in revenues, approximately $737,000 was estimated to be due to decreases in rates implemented in 1994 to comply with the 1992 Cable Act. This decrease was partially offset by approximately $180,000 related to increases in the number of subscriptions for services, approximately $117,000 in other revenue producing items, approximately $41,000 related to an increase in premium service rates implemented during the fourth quarter of 1994 and $29,000 from an acquisition. As of March 31, 1995, the Partnership had approximately 133,731 homes subscribing to cable service and 52,976 premium service units.

     Service costs increased from $3.9 million to $4.0 million, or by 2.3%, during the three months ended March 31, 1995 compared to the corresponding period for 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the $91,000 increase in service costs, $101,000 related to increases in programming fees (including primary satellite fees). The increase in programming fees was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructurings and retransmission consent arrangements implemented to comply with the 1992 Cable Act. This increase was offset by a $10,000 decrease in other service costs.

     General and administrative expenses decreased from $2.0 million to $1.8 million, or by 12.3%, during the three months ended March 31, 1995 compared to the corresponding period in 1994. Of the $246,000 decrease, $119,000 was related to refunds of insurance costs primarily due to adjustments to workers compensation premiums, $83,000 related to reductions in bad debt expense, $58,000 related to decreased marketing costs and $27,000 related to decreases in other general and administrative expenses. These decreases were partially offset by an increase of approximately $41,000 in personnel costs.

     General partner management fees and reimbursed expenses decreased from $1.2 million to $1.1 million, or by 5.6%, during the three months ended March 31, 1995 compared to the corresponding period for 1994. Of the $67,000 decrease, $49,000 related to decreases in reimbursable operating expenses of the general partner and $18,000 related to decreases in management fees based on the Partnership's revenue. See "Liquidity and Capital Resources."

     Depreciation and amortization expense was approximately $4.5 million during both the 1994 and the 1995 three month periods ended March 31.

     Operating income decreased from $1.6 million to $1.5 million, or by 6.8%, during the three months ended March 31, 1995 compared to the corresponding period in 1994. The $113,000 decrease was due primarily to decreased revenues of $370,000, decreases of $246,000 in general and administrative costs, $67,000 in general partner management fees and reimbursed expenses and

                          FALCON CABLE SYSTEMS COMPANY

$35,000 in depreciation and amortization expense. These decreases were partially offset by increases of $91,000 in service related costs, principally programming fees.

      Interest expense net, including the effects of interest rate hedging agreements, increased from $3.2 million to $4.1 million, or by 27.6%, during the three months ended March 31, 1995 compared to the corresponding period for 1994. Higher average interest rates (9.6% during 1995 compared to 7.6% during 1994) resulted in higher interest expense of approximately $848,000. Lower average borrowings during 1995 compared to 1994 resulted in a decrease of $11,000. An increase of approximately $46,000 primarily relates to amortization of deferred loan costs related to rate caps and bank credit amendment fees. The hedging agreements resulted in additional interest expense of $241,000 during the three months ended March 31, 1995 compared to additional interest expense of $824,000 during the three months ended March 31, 1994.

      Other income increased approximately $7.6 million during the three months ended March 31, 1995 compared to the corresponding period for 1994 due to a non-recurring gain from the sale of marketable securities as discussed in Note 2 to Condensed Financial Statements. Other expense decreased from approximately $89,000 to $59,000 during the three months ended March 31, 1995 compared to the corresponding period for 1994 primarily due to reductions in the cost of generating tax basis accounting information for the Unitholders.

      Due to the factors described above, the Partnership's net income increased from a $1.6 million loss during the three months ended March 31, 1994 to $5.0 million of income for the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

      As previously stated, the FCC's amended rate regulation rules related to the 1992 Cable Act were implemented by management during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the Partnership's revenues and cash flow. Such reductions have required the Partnership to negotiate a significant amendment to its Bank Credit Agreement, (the "Amendment"), which provides relief in complying with certain financial covenants and permits a specific level of capital expenditures in 1995 and 1996 that would not otherwise have been available.

      The Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades and to add addressable converters to certain cable systems. The Partnership spent $7.8 million during 1993 and $8.3 million during 1994 on non-acquisition capital expenditures, and also spent approximately $1.7 million to acquire cable systems in Oregon in March 1994. The Partnership had planned to spend approximately $19 million during 1994 for upgrades of certain of

                          FALCON CABLE SYSTEMS COMPANY
its regions, line extensions and new equipment. As previously discussed, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1993 and 1994 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. The Partnership's access to capital remains severely restrained due not only to the adverse effect of re-regulation but also because of the limited remaining life of the Partnership. As a result, even after giving effect to certain upgrades and rebuilds expected to be completed in 1995, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

      The Partnership's management currently intends to spend approximately $18.4 million in 1995 and $7.5 million in 1996 for capital expenditures, including amounts required to comply with FCC technical standards. However, the Partnership's ability to fund these capital expenditures will continue to be dependent on it's ability to remain in compliance with the financial covenants contained in the amended Bank Credit Agreement, of which there can be no assurance.

      The Amendment, which became effective as of December 31, 1994, implements, among other things, significant changes which are discussed in detail in the Partnership's Form 10-K for the year ended December 31, 1994. In summary, the Amendment reinstates a revolving credit facility through December 31, 1996, thereby eliminating previously required principal payments of approximately $34 million. The Amendment also requires additional deferral of management fees, increases the allowable capital expenditure levels for 1995 and 1996, changes the maturity of the Bank Credit Agreement to December 31, 1996 to coincide with the presently scheduled termination of the Partnership, and increases the interest rates the Partnership will pay. The Partnership paid its lenders fees of approximately $900,000 in March 1995 for this amendment.

      At March 31, 1995, the amount outstanding under the Bank Credit Agreement was $156.3 million and the Partnership had available to it additional borrowings thereunder of $10.7 million. As of March 31, 1995, borrowings under the Bank Credit Agreement bore interest at an average rate of 9.5% (including the effect of interest rate hedging transactions). The amended Bank Credit Agreement has fixed the pricing at 1.375% over prime, 2.375% over LIBOR, or 2.5% over the CD rate. The Partnership has entered into interest rate hedging agreements aggregating a net notional amount at March 31, 1995 of $95 million. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through February 3, 1997.

                          FALCON CABLE SYSTEMS COMPANY

      The Bank Credit Agreement also places certain restrictions on the annual amount of management fees and reimbursed partnership expenses that the Partnership may pay in cash, with any excess deferred. During the three months ended March 31, 1995, the Partnership deferred additional payments of approximately $458,000 of fees and reimbursed expenses charged by its General Partner in order to maintain compliance with certain cash flow covenants. Total management fees and reimbursed expenses deferred as of March 31, 1995 amounted to approximately $3.5 million. The Partnership will continue to defer a portion of such fees and expenses during 1995 and 1996. The Partnership will be obligated to pay these deferred management fees and reimbursed expenses as soon as the restrictions imposed by the Bank Credit Agreement are removed.

      The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness, and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of March 31, 1995.

      On February 10, 1995, the Partnership received net proceeds of approximately $7.8 million in connection with the closing of the tender offer to acquire QVC by Liberty Media Corporation and Comcast Corporation for $46.00 per share. The net proceeds of approximately $5.3 million (after a $2.5 million special distribution paid to Unitholders in March 1995) were used to temporarily pay down bank debt.

      The Partnership Agreement, as amended on January 23, 1990, provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings (less cash and cash equivalents) does not exceed 65% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner. The Partnership may encounter difficulty complying with this provision depending upon the ultimate impact of the 1992 Cable Act on the fair market value of cable properties.

      The Partnership Agreement provides that the General Partner shall use its best efforts to cause the Partnership to sell all of the Partnership's cable systems between December 31, 1991 and December 31, 1996, the "termination date" of the Partnership. The Partnership has initiated preliminary discussions with its financial advisors to identify appropriate methods for the sale of its systems or other restructuring of the Partnership.

                          FALCON CABLE SYSTEMS COMPANY

LIQUIDITY AND CAPITAL RESOURCES (concluded)

      Three months ended March 31, 1995 and 1994

      Cash provided by operating activities increased from $1.8 million to $2.9 million for the three months ended March 31, 1995 compared to the corresponding period of 1994. Of the $1.1 million increase, approximately $502,000 relates to proceeds from a marketing incentive paid by the Home Shopping Network ("HSN"). Although advance payment was received during the quarter ended March 31, 1995, recognition of the revenue is being deferred over ten years in accordance with the HSN contract.

      Cash from investing activities increased from a use of cash of $2.8 million for the three months ended March 31, 1994 to cash provided of $5.4 million for the three months ended March 31, 1995, or a change of $8.2 million. The increase was due primarily to approximately $7.8 million of net proceeds received by the Partnership upon the closing of the tender offer to acquire QVC by Liberty Media Corporation and Comcast Corporation described above, partially offset by an increase of approximately $944,000 in capital expenditures primarily related to system rebuilds. In addition, the 1994 period included $1.5 million to acquire a cable system. There were no acquisitions in 1995. Cash used by financing activities increased by approximately $11.5 million during the three months ended March 31, 1995 compared to the corresponding period for 1994 and was due to the net increase in repayments of debt of approximately $9.0 million and $2.5 million in distributions to Partners as mentioned above.

      Operating Income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 46.6% to 46.8% during the three months ended March 31, 1995 compared to the corresponding period for 1994. The increase was primarily caused by decreases in general and administrative expenses and decreases in fees reimbursed to the General partner. EBITDA decreased from $6.2 million to $6.1 million, or by 2.4%, for the three months ended March 31, 1995 compared to the corresponding period for 1994.

INFLATION

      Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                          FALCON CABLE SYSTEMS COMPANY


PART II. OTHER INFORMATION

ITEMS 1-5.        NOT APPLICABLE

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 10.30        City of Silverton, Oregon
                                                renewal of franchise for
                                                an additional 5 years.

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FALCON CABLE SYSTEMS COMPANY

                          a CALIFORNIA LIMITED PARTNERSHIP
                          --------------------------------
                                  (Registrant)

                                    By:    Falcon Cable Investors Group
                                           Managing General Partner

                                    By:    Falcon Holding Group, L.P.
                                           General Partner

                                    By:    Falcon Holding Group, Inc.
                                           General Partner

Date:  May 10, 1995                 By:     /s/ Michael K. Menerey
                                            --------------------------------
                                            Michael K. Menerey, Secretary
                                            and Chief Financial Officer

                          FALCON CABLE SYSTEMS COMPANY


                                  EXHIBIT INDEX

Exhibit
Number                                         Description
- - - - - -------                                        -----------
10.30 City of Silverton, Oregon renewal of franchise for an additional 5 years.