Form 10-Q
period 1995-06-30
FALCON CABLE SYSTEMS CO
filed 1995-08-10
CIK 783008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -----------------------
                                   FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------- to ----------


                         Commission file number 1-9332
                                                ------


Falcon Cable Systems Company, a California limited partnership
-------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           California                             95-4108170
-------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
-------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code   (310) 824-9990
                                                   ----------------------

-------------------------------------------------------------------------
              FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.


     Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                        PART I - FINANCIAL INFORMATION

                        FALCON CABLE SYSTEMS COMPANY

                          CONDENSED BALANCE SHEETS
                        ============================

                                                                      December 31,      June 30,
                                                                          1994*           1995
                                                                        --------        --------
                                                                                      (unaudited)
                                                                         (Dollars in Thousands)
ASSETS:
  Cash and cash equivalents                                             $  2,987        $  1,176
  Receivables, less allowance of $73,000
    and $56,600 for possible losses                                        2,287             804
  Prepaid expenses and other                                               1,390           1,436
  Cable materials, equipment and supplies                                  1,206           1,203
  Available-for-sale securities                                            7,110               -
  Property, plant and equipment, less accumulated depreciation
    and amortization of $59,158,000 and $65,028,400                       65,460          66,096
  Franchise cost and goodwill, less
    accumulated amortization of
    $27,114,500 and $31,832,600                                           36,096          33,805
  Customer lists and other intangible
    costs, less accumulated amortization
    of $8,356,800 and $6,030,600                                           2,890           1,649
  Deferred loan costs, less accumulated
    amortization of $221,300 in 1995                                           -           1,316
                                                                        --------        --------
                                                                        $119,426        $107,485
                                                                        ========        ========

                        LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
LIABILITIES:
  Notes payable                                                         $170,439        $165,919
  Accounts payable                                                         2,487           1,384
  Accrued expenses                                                         9,463          10,030
  Payable to general partner                                               3,003           3,446
  Customer deposits and prepayments                                          684             717
                                                                        --------        --------
    TOTAL LIABILITIES                                                    186,076         181,496
                                                                        --------        --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (DEFICIT)
  General partner                                                             42              37
  Limited partners                                                       (73,600)        (74,048)
  Unrealized gain on available-for-sale securities                         6,908               -
                                                                        --------        --------
    TOTAL PARTNERS' DEFICIT                                              (66,650)        (74,011)
                                                                        --------        --------
                                                                        $119,426        $107,485
                                                                        ========        ========


            *As presented in the audited financial statements.
         See accompanying notes to condensed financial statements

                        FALCON CABLE SYSTEMS COMPANY

                     CONDENSED STATEMENTS OF OPERATIONS
                        ============================


                                                          Unaudited
                                                  -------------------------
                                                      Three months ended
                                                           June 30,
                                                  -------------------------
                                                     1994           1995
                                                  ----------     ----------
                                                (Dollars in thousands except
                                                    per unit information)

REVENUES                                          $   13,434     $   13,178
                                                  ----------     ----------

OPERATING EXPENSES:
  Service costs                                        3,763          4,141
  General and administrative expenses                  2,102          1,941
  General Partner management fees
    and reimbursed expenses                            1,205          1,160
  Depreciation and amortization                        4,260          4,728
                                                  ----------     ----------

                                                      11,330         11,970
                                                  ----------     ----------
      Operating income                                 2,104          1,208

INTEREST EXPENSE, NET                                 (3,625)        (4,087)

OTHER EXPENSE, NET                                       (53)           (44)
                                                  ----------     ----------

NET LOSS                                          $   (1,574)    $   (2,923)
                                                  ==========     ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT             $    (0.25)    $    (0.45)
                                                  ==========     ==========

AVERAGE LIMITED PARTNERSHIP UNITS
  OUTSTANDING DURING PERIOD                        6,398,913      6,398,913
                                                  ==========     ==========







           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS
                          ============================


                                                   Unaudited
                                        -----------------------------
                                               Six months ended
                                                   June 30,
                                        -----------------------------
                                           1994                1995
                                        ----------          ----------
                                         (Dollars in thousands except
                                             per unit information)


REVENUES                                 $   26,774         $   26,148
                                         ----------         ----------

OPERATING EXPENSES:
  Services costs                              7,698              8,167
  General and administrative expenses         4,096              3,689
  General Partner management fees
    and reimbursed expenses                   2,400              2,288
  Depreciation and amortization               8,819              9,252
                                         ----------         ----------
                                             23,013             23,396
                                         ----------         ----------

    Operating income                          3,761              2,752

INTEREST EXPENSE, NET                        (6,824)            (8,168)

OTHER INCOME (EXPENSE), NET                    (142)             7,458
                                         ----------         ----------

NET INCOME (LOSS)                        $   (3,205)        $    2,042
                                         ==========         ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                       $    (0.50)        $     0.32
                                         ==========         ==========

AVERAGE LIMITED PARTNERSHIP UNITS
  OUTSTANDING DURING PERIOD               6,398,913          6,398,913
                                         ==========         ==========





           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS
                          ============================



                                                              Unaudited
                                                        ----------------------
                                                           Six months ended
                                                                June 30,
                                                        ----------------------
                                                          1994          1995
                                                        --------      --------
                                                        (Dollars in Thousands)
Net cash provided by operating activities               $ 5,912       $ 4,493
                                                        -------       -------

Cash flow from investing activities:
    Capital expenditures                                 (3,503)       (6,703)
    Other intangibles                                      (184)         (299)
    Sale of available-for-sale securities                   --          7,764
    Acquisitions of cable television systems             (1,464)          --
                                                        -------       -------
Net cash provided (used) in investing activities         (5,151)          762
                                                        -------       -------

Cash flow from financing activities:
    Borrowings                                            5,875         5,215
    Repayment of debt                                    (7,150)       (9,786)
    Distributions to partners                               --         (2,495)
                                                        -------       -------
Net cash used by financing activities                    (1,275)       (7,066)
                                                        -------       -------

Decrease in cash                                           (514)       (1,811)

Cash at beginning of period                               1,186         2,987
                                                        -------       -------
Cash at end of period                                   $   672       $ 1,176
                                                        =======       =======

           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =======================================


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The interim condensed financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results for the entire year.


NOTE 2 - SALE OF AVAILABLE-FOR-SALE SECURITIES

     On February 10, 1995, the Partnership received net proceeds of approximately $7,764,000 in connection with the closing of the tender offer to acquired QVC by Liberty Media Corporation and Comcast Corporation for $46.00 per share. This resulted in a gain of $7,562,000, which is included in other income. A special, one-time distribution to Unitholders of approximately $2,495,000 related to this transaction was declared on March 14, 1995. The remaining proceeds of $5,269,000 were used to temporarily pay down bank debt.


NOTE 3 - EARNINGS PER EQUIVALENT UNIT

     Earnings per limited partnership unit are based on the average number of limited partnership units outstanding during the periods presented. For this purpose, earnings are allocated 99% to the limited partners and 1% to the General Partner.


NOTE 4 - RECLASSIFICATIONS

     Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

                          FALCON CABLE SYSTEMS COMPANY

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


INTRODUCTION

     On February 22, 1994, the Federal Communications Commission (the "FCC") announced significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993. The amended rate regulations became effective during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. Based on certain recent FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first six months of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. Specifically, the FCC recently issued a proposal that may allow cable operators to file abbreviated cost of service filings for system rebuilds and upgrades, providing for additional rate increases related to significant capital expenditures. There is also legislation currently being debated in Congress that could significantly revise the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law.


                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   ------------------      ----------------
                                   1994          1995      1994        1995
                                   ----          ----      ----        ----

Revenues                           100%         100%       100%        100%

Cost of services and expenses:
  Service costs                     28           31         29          31
  Operating, general and
    administrative expenses         16           15         15          14
  General Partner management fees
    and reimbursed expenses          9            9          9           9
  Depreciation and amortization     31           36         33          35
                                   ----         ----       ----        ----
                                    84%          91%        86%         89%
                                   ----         ----       ----        ----
        Operating income            16%           9%        14%         11%

Interest expense, net              (28)         (31)       (25)        (32)
Other income (expense)              -            -          (1)         29%
                                   ----         ----       ----        ----
                                   (28)%        (31)%      (26)%        (3)%
                                   ----         ----       ----        ----

        Net Loss                    12%          22%        12%          8%
                                   ====         ====       ====        ====

                          FALCON CABLE SYSTEMS COMPANY

RESULTS OF OPERATIONS

        The Partnership's revenues decreased from $13.4 million to $13.2 million, or by 1.9%, and from $26.8 million to $26.1 million, or by 2.3%, during the three and six months ended June 30, 1995 compared to the corresponding periods in 1994. Of the $256,000 net decrease in revenues for the three months ended June 30, 1995 as compared to 1994, approximately $675,000 was estimated to be due to decreases in rates implemented in September 1994 to comply with the 1992 Cable Act. This decrease was partially offset by approximately $236,000 related to increases in the number of subscriptions for services, approximately $78,000 in other revenue producing items, approximately $64,000 related to an increase in regulated service rates implemented in April 1995 and approximately $41,000 related to an increase in premium service rates implemented during the fourth quarter of 1994. Of the $626,000 net decrease in revenues for the six months ended June 30, 1995 as compared to 1994, approximately $1,432,000 was estimated to be due to decreases in rates implemented in September 1994 to comply with the 1992 Cable Act. This decrease was partially offset by approximately $412,000 related to increases in the number of subscriptions for services, approximately $188,000 in other revenue producing items, approximately $64,000 related to an increase in regulated service rates implemented in April 1995, approximately $83,000 related to an increase in premium service rates implemented during the fourth quarter of 1994 and approximately $59,000 related to a system acquired in March 1994. As of June 30, 1995, the Partnership had approximately 135,250 homes subscribing to cable service and 51,703 premium service units.

        Service costs increased from $3.8 million to $4.1 million, or by 10.1%, and from $7.7 million to $8.2 million, or by 6.1%, during the three and six months ended June 30, 1995 compared to the corresponding periods for 1994. Service costs represent costs directly attributable to providing cable services to customer. Of the $378,000 increase in service costs for the three months ended June 30, 1995 as compared to 1994, $245,000 related to increases in programming fees (including primary satellite fees), $194,000 related to personnel costs, and $100,000 related to other service costs. The increase in programming fees was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructurings and retransmission consent arrangements implemented to comply with the 1992 Cable Act. These increases were partially offset by decreases of $61,000 in property taxes and $100,000 in franchise and copyright fees. Of the $469,000 increase in service costs for the six months ended June 30, 1995 as compared to 1994, $346,000 related to increases in programming fees (including primary satellite fees), $185,000 related to personnel costs, and $203,000 related to other service costs. Personnel costs increased primarily due to cost of living increases and to lower capitalized labor due to a decrease in construction activity in 1995. These increases were partially offset by decreases of $92,000 in property taxes and $173,000 in franchise and copyright fees.

                     FALCON CABLE SYSTEMS COMPANY

        General and administrative expenses decreased from $2.1 million to $1.9 million, or by 7.7%, and $4.1 million to $3.7 million, or by 9.9%, during the three and six months ended June 30, 1995 compared to the corresponding periods in 1994. Of the $161,000 decrease for the three months ended June 30, 1995 as compared to 1994, $137,000 related to refunds and reductions of insurance costs primarily due to adjustments to workers compensation premiums, $39,000 related to reductions in bad debt expense, $87,000 related to decreased marketing costs and $23,000 related to decreases in other general and administrative expenses. These decreases were partially offset by an increase of approximately $125,000 in personnel costs as described above. Of the $407,000 decrease for the six months ended June 30, 1995 as compared to 1994, $255,000 related to refunds and reductions of insurance costs primarily due to adjustments to workers compensation premiums, $116,000 related to reductions in bad debt expense, $145,000 related to decreased marketing costs and $57,000 related to decreases in other general and administrative expenses. These decreases were partially offset by an increase of approximately $166,000 in personnel costs.

        General partner management fees and reimbursed expenses were approximately $1.2 million during both the 1994 and the 1995 three month periods ended June 30. General partner management fees and reimbursed expenses decreased from $2.4 million to $2.3 million, or by 3.7%, during the six months ended June 30, 1995 compared to the corresponding period for 1994. Of the $112,000 decrease, $81,000 related to decreases in reimbursable operating expenses of the general partner and $31,000 related to decreases in management fees based on the Partnership's revenue. See "Liquidity and Capital Resources."

        Depreciation and amortization expense increased from $4.3 million to $4.7 million, or by 11.0%, and from $8.8 million to $9.3 million, or by 4.9%, for the three and six months ended June 30, 1995 compared to the corresponding period for 1994. The $468,000 and $433,000 increases related primarily to a reduction of the estimated useful life of existing plant being replaced and to depreciation associated with the assets purchased to replace them.

        Operating income decreased from $2.1 million to $1.2 million, or by 42.6, and from $3.8 million to $2.8 million, or by 26.8%, during the three and six months ended June 30, 1995 compared to the corresponding period in 1994. Of the $896,000 decrease for the three months ended June 30, 1995 as compared to 1994, approximately $256,000 was due to decreased revenues, $378,000 was due to increases in service related costs, principally programming fees, and $468,000 related to increased depreciation and amortization. These decreases in operating income were partially offset by decreases of $161,000 in general and administrative costs and $45,000 in general partner management fees and reimbursed expenses. Of the $1.0 million decrease for the six months ended June 30, 1995 as compared to 1994, approximately $626,000 was due to decreased revenues, $469,000 was due to increases in service related costs, principally programming fees, and $433,000 was due to increases in depreciation and amortization. These decreases in operating income were partially offset by decreases of $407,000 in general and administrative costs and $112,000 in general partner management fees and reimbursed expenses.

                          FALCON CABLE SYSTEMS COMPANY

     Interest expense net, including the effects of interest rate hedging agreements, increased from $6.8 million to $8.2 million, or by 19.7%, during the six months ended June 30, 1995 compared to the corresponding period for 1994. Higher average interest rates (9.6% during the six months ended June 30, 1995 compared to 7.9% during the six months ended June 30, 1994) resulted in higher interest expense of approximately $1.2 million. Lower average borrowings during 1995 compared to 1994 resulted in a decrease of approximately
$124,000. An increase of approximately $268,000 primarily relates to amortization of deferred loan costs and fees paid for interest rate hedging agreements. The hedging agreements resulted in additional interest expense of approximately $316,000 during the six months ended June 30, 1995 compared to additional interest expense of $1.8 million during the six months ended June 30, 1994.

     Other income increased approximately $7.6 million during the six months ended June 30, 1995 compared to the corresponding period for 1994 due to a non-recurring gain from the sale of marketable securities as discussed in Note 2 to Condensed Financial Statements. Other expense decreased from approximately $53,000 to $44,000, or by 17%, and from $142,000 to $104,000, or by 26.8%, during the three and six months ended June 30, 1995 compared to the corresponding period for 1994 primarily due to reductions in the cost of generating tax basis accounting information for the Unitholders.

     Due to the factors described above, the Partnership's net loss increased from $1.6 million to $2.9 million, or by 85.7%, for the three months ended June 30, 1995 compared to the corresponding period for 1994. The Partnership's net income increased from a $3.2 million loss for the six months ended June 30, 1994 to $2.0 million of income, or by 163.7%, for the six months ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     As previously stated, the FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the Partnership's revenues and cash flow.

     The Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades and to add addressable converters to certain cable systems. The Partnership spent $8.3 million during 1994 and $6.7 million during 1995 on non-acquisition capital expenditures, and also spent approximately $1.7 million to acquire a cable system in Oregon in March 1994. The Partnership had planned to spend approximately $19 million during 1994 for upgrades of certain of its regions, line extensions and new equipment. As previously discussed, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1993 and 1994 because of the uncertainty related to

                          FALCON CABLE SYSTEMS COMPANY
implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. The Partnership's access to capital remains severely restrained due not only to the adverse effect of re-regulation but also because of the limited remaining life of the Partnership. As a result, even after giving effect to certain upgrades and rebuilds expected to be completed in 1995, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

     The Partnership's management currently intends to spend approximately $18.4 million in 1995 and $7.5 million in 1996 for capital expenditures, including amounts required to comply with FCC technical standards. However, the Partnership's ability to fund these capital expenditures will continue to be dependent on its ability to remain in compliance with the financial covenants contained in the amended Bank Credit Agreement, of which there can be no assurance.

     At June 30, 1995, the amount outstanding under the Bank Credit Agreement was $160.2 million and the Partnership had available to it additional borrowings thereunder of $6.8 million. The maturity date of the Bank Credit Agreement is December 31, 1996 to coincide with the presently scheduled termination of the Partnership. As of June 30, 1995, borrowings under the Bank Credit Agreement bore interest at an average rate of 9.5% (including the effect of interest rate hedging transactions). As amended, borrowings under the Bank Credit Agreement bear interest at 1.375% over prime, 2.375% over LIBOR, or 2.5% over the CD rate. The Partnership has entered into interest rate hedging agreements aggregating a net notional amount at June 30, 1995 of $135 million. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through February 3, 1997.

     The Bank Credit Agreement also places certain restrictions on the annual amount of management fees and reimbursed partnership expenses that the Partnership may pay in cash, with any excess deferred. During the six months ended June 30, 1995, the Partnership deferred additional payments of approximately $444,000 of fees and reimbursed expenses charged by its General Partner in order to maintain compliance with certain cash flow covenants. Total management fees and reimbursed expenses deferred as of June 30, 1995 amounted to approximately $3.4 million. The Partnership will continue to defer a portion of such fees and expenses during 1995 and 1996. The Partnership will be obligated to pay these deferred management fees and reimbursed expenses as soon as the restrictions imposed by the Bank Credit Agreement are removed.

                        FALCON CABLE SYSTEMS COMPANY

        The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness, and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of June 30, 1995.

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

        The Partnership Agreement provides that the General Partner shall use its best efforts to cause the Partnership to sell all of the Partnership's cable systems between December 31, 1991 and December 31, 1996, the "termination date" of the Partnership. The Partnership has initiated preliminary discussions with its financial advisors to identify appropriate methods for the sale of its systems or other restructuring of the Partnership. For additional information on the terms of the Partnership Agreement including certain purchase rights of the General Partner, see "Item 1 - Business - Introduction" and "Item 13 - Certain Relationships and Related Transactions - Conflicts of Interest" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

        SIX MONTHS ENDED JUNE 30, 1995 AND 1994

        Cash provided by operating activities decreased from $5.9 million to $4.5 million for the six months ended June 30, 1995 compared to the corresponding period of 1994. Of the $1.4 million decrease, approximately $885,000 related primarily to fees paid in connection with an amendment to the Bank Credit Agreement, and $630,000 primarily related to a decrease in accounts payable. These decreases were partially offset by $502,000 related to proceeds from an incentive fee received from the Home Shopping Network ("HSN"). Although advance payment was received during the quarter ended March 31, 1995, recognition of the revenue is being deferred over ten years in accordance with the HSN contract.

                        FALCON CABLE SYSTEMS COMPANY

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

        Cash from investing activities increased from a use of cash of $5.1 million for the six months ended June 30, 1994 to cash provided of $762,000 for the six months ended June 30, 1995, or a change of $5.9 million. The increase was due primarily to approximately $7.8 million of net proceeds received by the Partnership from the tender offer to acquire QVC by Liberty Media
Corporation and Comcast Corporation described above. This was partially offset by an increase of approximately $3.3 million in capital expenditures and other intangibles primarily related to system rebuilds. In addition, the 1994 period included $1.5 million to acquire a cable system. There were no acquisitions in 1995.

        Cash used by financing activities increased by approximately $5.8 million during the six months ended June 30, 1995 compared to the corresponding period for 1994 and was due to the net increase in repayments of debt of approximately $3.3 million and to $2.5 million in distributions to Partners as mentioned above.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 47.4% to 45% and from 47% to 45.9% during the three and six months ended June 30, 1995 compared to the corresponding period for 1994. The decrease was primarily caused by a decrease in revenue. EBITDA decreased from $6.4 million to $5.9 million, or by 6.7%, and from $12.6 million to $12 million, or by 4.6% for the three and six months ended June 30, 1995 compared to the corresponding period for 1994.

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

                (a)   None

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


                                            By: Falcon Cable Investors Group
                                                Managing General Partner

                                            By: Falcon Holding Group, L.P.
                                                General Partner

                                            By: Falcon Holding Group, Inc.
                                                General Partner


Date: August 9, 1995                       By: /s/ Michael K. Menerey
                                               -------------------------------
                                               Michael K. Menerey, Secretary
                                               and Chief Financial Officer