Form 10-Q
period 1995-09-30
FALCON CABLE SYSTEMS CO
filed 1995-11-08
CIK 783008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                                   (MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1995
                              --------------------------------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------

                        Commission file number   1-9332
                                              ------------

Falcon Cable Systems Company, a California limited partnership
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          California                                            95-4108170
-------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA   90024
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (310) 824-9990
                                                  -----------------------------


-------------------------------------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

                          FALCON CABLE SYSTEMS COMPANY

                            CONDENSED BALANCE SHEETS

                         ===============================

                                                                    December 31,      September 30,
                                                                        1994*             1995
                                                                    ------------      -------------
                                                                                       (unaudited)
                                                                         (Dollars in Thousands)
ASSETS:
  Cash and cash equivalents                                         $      2,987      $       1,136
  Receivables, less allowance of $73,000
    and $60,200 for possible losses                                        2,287                798
  Prepaid expenses and other                                               1,390              1,907
  Cable materials, equipment and supplies                                  1,206              1,519
  Available-for-sale securities                                            7,110                -
  Property, plant and equipment, less accumulated depreciation
    and amortization of $59,158,000 and $66,005,600                       65,460             67,305
  Franchise cost and goodwill, less
    accumulated amortization of
    $27,114,500 and $33,906,900                                           36,096             32,550
  Customer lists and other intangible
    costs, less accumulated amortization
    of $8,356,800 and $6,238,000                                           2,890              1,463
  Deferred loan costs, less accumulated
    amortization of $383,500 in 1995                                         -                1,154
                                                                    ------------      -------------
                                                                    $    119,426      $     107,832
                                                                    ============      =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
LIABILITIES:
  Notes payable                                                     $    170,439      $     169,705
  Accounts payable                                                         2,487                682
  Accrued expenses                                                         9,463              9,091
  Payable to general partner                                               3,003              3,610
  Customer deposits and prepayments                                          684                707
                                                                    ------------      -------------
       TOTAL LIABILITIES                                                 186,076            183,795
                                                                    ------------      -------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (DEFICIT)
  General partner                                                             42                 17
  Limited partners                                                       (73,600)           (75,980)
  Unrealized gain on available-for-sale securities                         6,908                -
                                                                    ------------      -------------
       TOTAL PARTNERS' DEFICIT                                           (66,650)           (75,963)
                                                                    ------------      -------------
                                                                    $    119,426      $     107,832
                                                                    ============      =============


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                                      Unaudited
                                                         ----------------------------------
                                                                 Three months ended
                                                                    September 30,
                                                         ----------------------------------
                                                            1994                    1995
                                                         ----------              ----------
                                                           (Dollars in thousands except
                                                               per unit information)
REVENUES                                                 $   13,053              $   13,398
                                                         ----------              ----------
OPERATING EXPENSES:
  Service costs                                               3,842                   4,032
  General and administrative expenses                         2,082                   2,046
  General Partner management fees
    and reimbursed expenses                                   1,134                   1,141
  Depreciation and amortization                               4,478                   3,785
                                                         ----------              ----------

                                                             11,536                  11,004
                                                         ----------              ----------

    Operating income                                          1,517                   2,394

INTEREST EXPENSE, NET                                         3,629                   4,314

OTHER EXPENSE, NET                                               35                      32
                                                         ----------              ----------

NET LOSS                                                 $   (2,147)             $  (1,952)
                                                         ==========              ==========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                       $    (0.33)             $   (0.30)
                                                         ==========              ==========

AVERAGE LIMITED
  PARTNERSHIP UNITS
  OUTSTANDING DURING PERIOD                               6,398,913               6,398,913
                                                         ==========              ==========



           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================

                                                       Unaudited
                                               --------------------------
                                                    Nine months ended
                                                      September 30,
                                               --------------------------
                                                  1994            1995
                                               -----------     ----------
                                              (Dollars in thousands except
                                                  per unit information)
REVENUES                                       $    39,827      $ 39,546
                                               -----------      --------
OPERATING EXPENSES:
  Service costs                                     11,540        12,199
  General and administrative expenses                6,178         5,735
  General Partner management fees
     and reimbursed expenses                         3,534         3,429
  Depreciation and amortization                     13,297        13,037
                                               -----------      --------

                                                    34,549        34,400
                                               -----------      --------

    Operating income                                 5,278         5,146

INTEREST EXPENSE, NET                              (10,453)      (12,482)

OTHER INCOME (EXPENSE), NET                           (177)        7,427
                                               -----------      --------

NET INCOME (LOSS)                              $    (5,352)     $     91
                                               ===========      ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                            $     (0.83)     $    .01
                                               ===========      ========

AVERAGE LIMITED
   PARTNERSHIP UNITS
   OUTSTANDING DURING PERIOD                     6,398,913     6,398,913
                                               ===========     =========





           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                       ==================================



                                                                Unaudited
                                                          ----------------------
                                                             Nine months ended
                                                                September 30,
                                                          ----------------------
                                                            1994         1995
                                                          --------     ---------
                                                          (Dollars in Thousands)
Net cash provided by operating activities                 $  7,239      $  5,127
                                                          --------      --------
Cash flow from investing activities:
   Capital expenditures                                     (5,706)      (10,225)
   Other intangibles                                          (256)         (331)
   Sale of available-for-sale securities                       -           7,764
   Acquisitions of cable television systems                 (1,520)          -
                                                          --------      --------

Net cash provided (used) in investing activities            (7,482)       (2,792)
                                                          --------      --------

Cash flow from financing activities:
   Borrowings                                                9,983        10,122
   Repayment of debt                                       (10,025)      (11,813)
   Distributions to partners                                   -          (2,495)
                                                          --------      --------

Net cash used by financing activities                          (42)       (4,186)
                                                          --------      --------

Decrease in cash                                              (285)       (1,851)

Cash at beginning of period                                  1,186         2,987
                                                          --------      --------

Cash at end of period                                     $    901      $  1,136
                                                          ========      ========





           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =======================================

NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The interim condensed financial statements for the three and nine onths ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results for the entire year.


NOTE 2 - SALE OF AVAILABLE-FOR-SALE SECURITIES

     On February 10, 1995, the Partnership received net proceeds of approximately $7,764,000 upon the acquisition of the Partnership's shares in QVC, Inc. pursuant to a tender offer by Liberty Media Corporation and Comcast Corporation for $46.00 per share. This resulted in a gain of $7,562,000, which is included in other income. A special, one-time distribution to Unitholders of approximately $2,495,000 related to this transaction was declared on March 14, 1995. The remaining proceeds of $5,269,000 were used to temporarily pay down bank debt.


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

                          FALCON CABLE SYSTEMS COMPANY




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

                                       Three Months Ended             Nine Months Ended
                                       ------------------             -----------------
                                          September 30,                 September 30,
                                       ------------------            -------------------
                                        1994         1995             1994         1995
                                       ------       ------           ------       ------
Revenues                                 100%         100%             100%         100%
                                         ---          ---              ---          ---

Cost of services and expenses:
  Service costs                           29           30               29           31
  Operating, general and
     administrative expenses              15           15               16           14
  General Partner management fees
    and reimbursed expenses                9            9                9            9
  Depreciation and amortization           35           28               33           33
                                         ---          ---              ---          ---

                                          88           82               87           87
                                         ---          ---              ---          ---

         Operating income                 12           18               13           13

Interest expense, net                    (28)         (33)             (26)         (32)
Other income (expense)                     0            0                0           19
                                         ---          ---              ---          ---
                                         (28)         (33)             (26)         (13)
                                         ---          ---              ---          ---
         Net loss                        (16)%        (15)%            (13)%         - %
                                         ===          ===              ===          ===

                          FALCON CABLE SYSTEMS COMPANY


RESULTS OF OPERATIONS

     The Partnership's revenues increased from $ 13.1 million to $13.4 million, or by 2%, and decreased from $ 39.8 million to $39.5 million, or by 1%, during the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994. Of the $345,000 net increase in revenues for the three months ended September 30, 1995 as compared to 1994, approximately $514,000 related to increases in the number of subscriptions for services, approximately $59,000 related to an increase in regulated service rates implemented in April 1995, approximately $43,000 related to increases in other revenue producing items and approximately $41,000 related to an increase in premium service rates implemented during the fourth quarter of 1994. These increases were partially offset by a decrease of approximately $313,000 estimated to be due to decreases in rates implemented in September 1994 to comply with the 1992 Cable Act. Of the $281,000 net decrease in revenues for the nine months ended September 30, 1995 as compared to 1994, approximately $1,875,000 was estimated to be due to decreases in rates implemented in September 1994 to comply with the 1992 Cable Act. This decrease was partially offset by approximately $974,000 related to increases in the number of subscriptions for services, approximately $314,000 related to increases in other revenue producing items, approximately $124,000 related to an increase in regulated service rates implemented in April 1995, approximately $124,000 related to an increase in premium service rates implemented during the fourth quarter of 1994 and approximately $58,000 related to a system acquired in March 1994. As of September 30, 1995, the Partnership had approximately 135,000 homes subscribing to cable service and 55,000 premium service units.

     Service costs increased from $ 3.8 million to $4.0 million, or by 4%, and from $11.5 million to $ 12.2 million, or by 5%, during the three and nine months ended September 30, 1995 compared to the corresponding periods for 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the $190,000 increase in service costs for the three months ended September 30, 1995 as compared to 1994, $164,000 related to increased personnel costs, $157,000 related to increases in programming fees (including primary satellite fees) and $64,000 related to increases in other service costs. Personnel costs increased primarily due to cost of living increases and to lower capitalized labor due to increased use of construction contractors. The increase in programming fees was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructurings and retransmission consent arrangements implemented to comply with the 1992 Cable Act. These increases were partially offset by decreases of $129,000 in franchise and copyright fees and $60,000 in property taxes. Of the $659,000 increase in service costs for the nine months ended September 30, 1995 as compared to 1994, $503,000 related to increases in programming fees (including primary satellite fees), $349,000 related to personnel costs, and $254,000 related to increases in other service costs. Personnel costs increased primarily due to cost of living increases and to lower capitalized labor due to increased use of construction contractors. These increases were partially offset by decreases of $302,000 in franchise and copyright fees and $151,000 to decreases in property taxes.

     General and administrative expenses decreased from $2.1 million to $2.0 million, or by 2%, and from $ 6.2 million to $ 5.7 million, or by 7%, during the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994. The $36,000 decrease for the three months ended September 30, 1995 as compared to 1994 was the result of changes in numerous accounts, none of which

                          FALCON CABLE SYSTEMS COMPANY


RESULTS OF OPERATIONS

were individually significant. Of the $443,000 decrease for the nine months ended September 30, 1995 as compared to 1994, $219,000 related to refunds and reductions of insurance costs primarily due to adjustments to workers compensation premiums, $160,000 related to decreased marketing costs, $147,000 related to reductions in bad debt expense and $39,000 related to decreases in other general and administrative expenses. These decreases were partially offset by an increase of approximately $80,000 in personnel costs and $39,000 in production and local origination costs.

     General partner management fees and reimbursed expenses were approximately $ 1.1 million during both the 1994 and the 1995 three month periods ended September 30. General partner management fees and reimbursed expenses decreased from $3.5 million to $3.4 million, or by 2%, during the nine months ended September 30, 1995 compared to the corresponding period for 1994. Of the $105,000 decrease, $91,000 related to decreases in reimbursable operating expenses of the general partner, caused principally by a reduction in costs associated with implementation of the 1992 Cable Act and to reduced costs for professional services. See "Liquidity and Capital Resources."

     Depreciation and amortization expense decreased from $4.5 million to $3.8 million, or by 15%, and from $ 13.3 million to $13.0 million, or by 2%, for the three and nine months ended September 30, 1995 compared to the corresponding period for 1994. The $693,000 and $260,000 decreases related primarily to certain tangible and intangible assets becoming fully amortized.

     Operating income increased from $ 1.5 million to $ 2.4 million, or by 58 %, and decreased from $ 5.3 million to $5.2 million, or by 3%, during the three and nine months ended September 30, 1995 compared to the corresponding period in 1994. Of the $877,000 increase for the three months ended September 30, 1995 as compared to 1994, approximately $345,000 was due to increased revenues and $693,000 related to decreased depreciation and amortization as described above. Of the $100,000 decrease for the nine months ended September 30, 1995 as compared to 1994, approximately $281,000 was due to decreased revenues and $659,000 was due to increased service costs, principally programming fees. These increases were partially offset by decreases of $443,000 in general and administrative costs and $260,000 in depreciation and amortization.

     Interest expense net, including the effects of interest rate hedging agreements, increased from $ 10.5 million to $ 12.5 million, or by 19%, during the nine months ended September 30, 1995 compared to the corresponding period for 1994. Higher average interest rates (9.6% during the nine months ended September 30, 1995 compared to 8% during the nine months ended September 30,
1994) resulted in higher interest expense of approximately $1.8 million. Lower average borrowings during 1995 compared to 1994 resulted in a decrease of approximately $80,000. An increase of approximately $380,000 primarily relates to amortization of deferred loan costs and fees paid for interest rate hedging agreements. The hedging agreements resulted in additional interest expense of approximately $600,000 during the nine months ended September 30, 1995 compared to additional interest expense of $2.4 million during the nine months ended September 30, 1994.

                          FALCON CABLE SYSTEMS COMPANY


RESULTS OF OPERATIONS (CONCLUDED)

     Other income increased approximately $ 7.6 million during the nine months ended September 30, 1995 compared to the corresponding period for 1994 due to a non-recurring gain from the sale of marketable securities as discussed in Note 2 to Condensed Financial Statements. Other expense decreased from approximately $35,000 to $31,000, or by 9%, and from $177,000 to $136,000, or by 23%, during the three and nine months ended September 30, 1995 compared to the corresponding period for 1994 primarily due to reductions in the cost of generating tax basis accounting information for the Unitholders.

     Due to the factors described above, the Partnership's net loss decreased from $ 2.1 million to $ 2.0 million, or by 9%, for the three months ended September 30, 1995 compared to the corresponding period for 1994. The Partnership's net income increased from a $5.4 million loss for the nine months ended September 30, 1994 to $91,000 of income for the nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a significant negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

     The Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades and to add addressable converters to certain cable systems. The Partnership spent $8.3 million during 1994 and $6.7 million during 1995 on non- acquisition capital expenditures, and also spent approximately $1.7 million to acquire a cable system in Oregon in March 1994. The Partnership had planned to spend approximately $19 million during 1994 for upgrades of certain of its regions, line extensions and new equipment. As previously discussed, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1993 and 1994 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership' business and access to capital. The Partnership's access to capital remains severely restrained due not only to the adverse effect of re-regulation but also because of the limited remaining life of the Partnership. As a result, even after giving effect to certain upgrades and rebuilds expected to be completed in 1995, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

                          FALCON CABLE SYSTEMS COMPANY

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

     At September 30, 1995, the amount outstanding under the Bank Credit Agreement was $162.8 million and the Partnership had available to it additional borrowings thereunder of $4.2 million. The maturity date of the Bank Credit Agreement is December 31, 1996 to coincide with the presently scheduled termination of the Partnership. As of September 30, 1995, borrowings under the Bank Credit Agreement bore interest at an average rate of 9.5% (including the effect of interest rate hedging transactions). As amended, borrowings under the Bank Credit Agreement bear interest at 1.375% over prime, 2.375% over LIBOR, or 2.5% over the CD rate. The Partnership has entered into interest rate hedging agreements aggregating a net notional amount at September 30, 1995 of $145 million. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through February 3, 1997.

     The Bank Credit Agreement also places certain restrictions on the annual amount of management fees and reimbursed partnership expenses that the Partnership may pay in cash, with any excess deferred. During the nine months ended September 30, 1995, the Partnership deferred additional payments of approximately $607,000 of fees and reimbursed expenses charged by its General Partner in order to maintain compliance with certain cash flow covenants. Total management fees and reimbursed expenses deferred as of September 30, 1995 amounted to approximately $3.6 million. The Partnership will continue to defer a portion of such fees and expenses during 1995 and 1996. The Partnership will be obligated to pay these deferred management fees and reimbursed expenses as soon as the restrictions imposed by the Bank Credit Agreement are removed.

     The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness, and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of September 30, 1995.

     On February 10, 1995, the Partnership received net proceeds of approximately $7.8 million upon the acquisition of the Partnership's shares in QVC, Inc. pursuant to a tender offer by Liberty Media Corporation and Comcast Corporation for $46.00 per share. The net proceeds of approximately $5.3 million (after a $2.5 million special distribution paid to Unitholders in March 1995) were used to temporarily pay down bank debt.

     The Partnership Agreement, as amended on January 23, 1990, provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the

                          FALCON CABLE SYSTEMS COMPANY


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

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

     The Partnership Agreement provides that the General Partner shall use its best efforts to cause the Partnership to sell all of the Partnership's cable systems between December 31, 1991 and December 31, 1996, the "termination date" of the Partnership. See Item 5 - "Other Information."

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

     Cash provided by operating activities decreased from $7.2 million to $5.1 million for the nine months ended September 30, 1995 compared to the corresponding period of 1994. Of the $2.1 million decrease, approximately $885,000 related primarily to fees paid in connection with an amendment to the Bank Credit Agreement, and $1.3 million primarily related to a decrease in accounts payable. These decreases were partially offset by $502,000 related to proceeds from an incentive fee received from the Home Shopping Network ("HSN"). Although advance payment was received during the quarter ended March 31, 1995, recognition of the revenue is being deferred over ten years in accordance with the HSN contract.

     Cash used from investing activities decreased from $7.5 million for the nine months ended September 30, 1994 to $2.8 million for the nine months ended September 30, 1995, or a change of $4.7 million. The decrease was due primarily to approximately $7.8 million of net proceeds received by the Partnership upon the acquisition of its shares in QVC, Inc. pursuant to a tender offer by Liberty Media Corporation and Comcast Corporation. This was partially offset by an increase of approximately $4.6 million in capital expenditures and other intangibles primarily related to system rebuilds. In addition, the 1994 period included $1.5 million to acquire a cable system. There were no acquisitions in 1995.

     Cash used by financing activities increased by approximately $4.1 million during the nine months ended September 30, 1995 compared to the corresponding period for 1994 and was due to the net increase in repayments of debt of approximately $1.6 million and to $2.5 million in distributions to Partners as mentioned above.

     Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 45.9% to 46.0% and decreased from 46.6% to 46.0% during the three and nine months ended September 30, 1995 compared to the corresponding period for 1994. The three month increase was primarily caused by an increase in revenues while the nine month decrease was primarily caused by a decrease in revenues. EBITDA increased from $6.0 million to $6.2 million, or by 3%, and decreased from $18.6 million to $18.2 million, or by 2% for the three and nine months ended September 30, 1995 compared to the corresponding period for 1994.

                          FALCON CABLE SYSTEMS COMPANY


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

                          FALCON CABLE SYSTEMS COMPANY





PART II.                       OTHER INFORMATION





ITEMS 1-4.        NOT APPLICABLE


ITEM 5.           OTHER INFORMATION

     The Partnership Agreement provides that the General Partner shall use its best efforts to cause the Partnership to sell all of the Partnership's cable systems between December 31, 1991 and December 31, 1996, the "termination date" of the Partnership. The Partnership has stated in prior public reports and filings that, from time to time, it may enter into discussions regarding the sale of its cable systems to affiliates or other parties.

     In addition, the Partnership Agreement provides the General Partner or its affiliates the right to purchase for cash substantially all of the Partnership's cable systems at any time after December 31, 1991 without soliciting unaffiliated purchasers. Pursuant to the Partnership Agreement, in the event the General Partner or its affiliates exercise such right, the purchase price will be determined solely by reference to an "appraised value" determined pursuant to an appraisal process set forth in the Partnership Agreement (the "Appraisal Process"). The Partnership Agreement provides that the "appraised value" shall be determined by the average of three appraisal evaluations of the Partnership's cable systems and provides that one appraiser is to be selected by the General Partner; one appraiser is to be selected by a majority vote of the independent members of the Partnership's advisory committee; and one appraiser is to be selected by the two appraisers already so chosen. If any such appraisal is expressed as a range, then in calculating the average, the minimum amount of such appraisal shall be used. In the event of a sale of a cable system, including a sale to the General Partner or its affiliates, the General Partner will be entitled to a fee equal to 2 1/2% of gross proceeds from the sale less any amounts paid as brokerage or similar fees to third parties.

     The Partnership has previously disclosed that the General Partner or its affiliates may from time to time explore the possibility of exercising such purchase right. The General Partner, in its exploration of the possibility of exercising such purchase right, has now initiated the Appraisal Process by inviting the independent members of the Partnership's advisory committee to designate a nationally-recognized independent appraiser.

     In conjunction with the initiation of the Appraisal Process, certain affiliates (the "Affiliates") of the Partnership and its General Partner, including Marc B. Nathanson (the Chairman of the Board, Chief Executive Officer, President and a director of Falcon Holding Group, Inc., the General Partner's sole general partner) have made a preliminary proposal (the "Proposal") to the independent members of the Partnership's advisory committee with respect to an exchange transaction (the "Exchange"). Under the Proposal, the Exchange would take place immediately prior to the exercise by the General Partner or its affiliates of their right to purchase for cash substantially all of the Partnership's cable systems remaining after giving effect to the Exchange. In the Exchange, substantially all of the Falcon Units owned by the Affiliates would be exchanged for a portion (by value) of the Partnership's cable systems equal to the proportion of total outstanding Units exchanged by the Affiliates (the Affiliates would also relieve Falcon of an equal proportion of its total debt).

                          FALCON CABLE SYSTEMS COMPANY


     Any decision of Falcon to pursue the Proposal, the Exchange, or the sale of the cable systems of the Partnership in accordance with the rights of the General Partner under the terms of the Partnership Agreement (as described above) or otherwise, ultimately will be dependent upon numerous factors including, without limitation, (i) the receipt by the General Partner of an opinion of a qualified appraiser or other financial advisor selected by the independent members of the Partnership's advisory committee as to, among other things, the fairness of the Proposal as compared to a sale of all of the Partnership's cable systems (without giving effect to the Exchange) to the General Partner or its affiliates in accordance with their rights under the Partnership Agreement (as described above) [,or the conclusion on another basis that such fairness was otherwise established]; (ii) the availability of necessary equity and debt financing on favorable terms; (iii) the relative attractiveness of available alternative business and investment opportunities;
(iv) the regulatory environment for cable properties; (v) future developments relating to the Partnership and the cable industry, general economic conditions and other future developments. [If the Proposal is pursued and the Exchange is consummated, the Affiliates expect that they would defer their potential tax liability as compared to a liquidation of the Partnership without effecting the Exchange.]

     Although the foregoing reflects activities which the General Partner is currently exploring with the Partnership and the Affiliates with respect to the Partnership, the foregoing is subject to change at any time. Accordingly, there can be no assurance that the Proposal, the Exchange, or the sale of the cable systems of the Partnership in accordance with the rights of the General Partner and its affiliates under the terms of the Partnership Agreement (as described above) or otherwise will be pursued or, if pursued, when and if any of them will be successfully consummated. For additional information on the terms of the Partnership Agreement, see "Item 1 -- Business -- Introduction" and Item 13 -- "Certain Relationships and Related Transactions -- Conflicts of Interest" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994


ITEM 6.                   Exhibits and Reports on Form 8-K

                          (a)      None

                          (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          FALCON CABLE SYSTEMS COMPANY

                        a CALIFORNIA LIMITED PARTNERSHIP
                                  (Registrant)



                                  By:   Falcon Cable Investors Group
                                        Managing General Partner

                                  By:   Falcon Holding Group, L.P.
                                        General Partner

                                  By:   Falcon Holding Group, Inc.
                                        General Partner





Date: November 6, 1995            By:      /s/ Michael K. Menerey
                                        -----------------------------
                                        Michael K. Menerey, Secretary
                                        and Chief Financial Officer