Form 10-K405
period 1995-12-31
FALCON CABLE SYSTEMS CO
filed 1996-03-29
CIK 783008

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     FORM 10-K


[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                          OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from             to
     ---------------------------------------------------------------------------
     Commission File Number: 1-9322


     FALCON CABLE SYSTEMS COMPANY, A CALIFORNIA LIMITED PARTNERSHIP (Exact name of Registrant as specified in its charter)


                CALIFORNIA                                          95-4108170
------------------------------------------------------------  -------------------------
        (State or other jurisdiction of                            I.R.S. Employer
        incorporation or organization)                           Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
         LOS ANGELES, CALIFORNIA                                      90024
------------------------------------------------------------  -------------------------
 (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:                (310) 824-9990
                                                              -------------------------
Securities registered pursuant to Section 12 (b) of the Act:

Securities registered pursuant to Section 12 (g) of the Act:


                                        Name of each exchange
         Title of each Class             on which registered
-------------------------------------  -----------------------
UNITS OF LIMITED PARTNERSHIP INTEREST  American Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Units of Limited Partnership Interest held by non-affiliates on March 14, 1996 based on the last sales price on that date was $42,724,825.


                   The Exhibit Index is located at Page E-1.

                                              PART I
ITEM 1.  BUSINESS


INTRODUCTION

     Falcon Cable Systems Company, a California limited partnership (the "Partnership"), is engaged in the ownership, operation and development of cable television systems in small to medium sized communities and suburban and rural areas. The Partnership's cable television systems generally are located in areas that do not receive a wide variety of clear broadcast television reception because of distance from broadcasters or interference by mountains or other geographic features. The Partnership offers cable service in four regions in California and in three regions in Western Oregon. The California regions are in and around the City of Gilroy (near San Jose) and Northern Monterey County, the high-desert area of San Bernardino County (Hesperia), San Luis Obispo County and Tulare County. The Partnership's Oregon regions are principally in and around the City of Springfield (near Eugene), the City of Dallas (near Salem), and the Cities of Coos Bay, Reedsport and Florence. As of December 31, 1995, the Partnership had approximately 219,000 Subscribers1 and served approximately 135,000 homes subscribing to cable service in communities located in California and Oregon. The Partnership or its predecessors have managed cable systems since 1975. The Partnership is presently scheduled to terminate on December 31, 1996. See Item 13. "Certain Relationships and Related Transactions - Recent Developments." See "Description of the Partnership's Systems."

     A cable television system receives television, radio and data signals at the system's "headend" site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

     The Partnership's cable television systems, (the "systems"), offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS, WGN and WOR), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN and Turner Network Television ("TNT"), programming originated locally by the cable television system (such as public, governmental and educational access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime, The Disney Channel and selected regional sports networks) are satellite channels that consist


1 The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average lowest basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act. See " Description of the Partnership's Systems" for additional information about Subscribers and homes subscribing to cable service.

principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

     A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service.

     The Partnership was formed as a general partnership in 1982 when Falcon Communications, a California partnership, separated the ownership and operations of its non-urban systems located in Northern and Central California, which are now operated by the Partnership, from its urban systems located in Southern California. On October 30, 1986, the Partnership amended its partnership agreement to change its form to that of a limited partnership and added Falcon Cable Investors Group, a California limited partnership (the "General Partner"), as general partner and Falcon Assignor Limited Partner, Inc. (the "Assignor Limited Partner") as a limited partner. On December 31, 1986, the Partnership issued and sold 4,000,000 units representing the assignment by the Assignor Limited Partner of limited partnership interests in the Partnership (the "Units") in a primary initial public offering. On June 30, 1987, the Partnership sold an additional 600,000 Units. Through 1992, the general partner of the General Partner was Falcon Holding Group, Inc., a California corporation ("FHGI"). In March 1993, a newly-formed entity, Falcon Holding Group, L.P. ("FHGLP"), was organized to effect the consolidation of the ownership of various cable television businesses previously operated by FHGI. In such consolidation, FHGLP became the general partner of the General Partner, succeeding FHGI in that role. The management of FHGLP is substantially the same as that of FHGI. See Item 13., "Certain Relationships and Related Transactions."

     The General Partner receives a management fee from the Partnership for managing the cable television operations. See Item 11., "Executive Compensation." For more detailed information, see the Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of December 15, 1986, as amended by the first and second amendments thereto (hereinafter referred to as the "Partnership Agreement"), which are exhibits to this report on Form 10-K and are hereby incorporated by reference.

     The Partnership Agreement provides that the General Partner shall use its best efforts to cause the Partnership to sell all of the Partnership's cable systems between December 31, 1991 and December 31, 1996, the "termination date" of the Partnership. The Partnership has stated in prior public reports and filings that, from time to time, it may enter into discussions regarding the sale of its cable systems to affiliates or other parties. See Item 13., "Certain Relationships and Related Transactions - Recent Developments."

     Led by Chairman of the Board and Chief Executive Officer, Marc B. Nathanson, and President and Chief Operating Officer, Frank J. Intiso, the Partnership's senior management has on average over seventeen years of experience in the industry and has worked together for over a decade. Mr. Nathanson, a 26-year veteran of the cable business, is a member of the Executive Committee of the Board of Directors of the National Cable Television Association and a past winner of the prestigious Vanguard Award from the National Cable Television Association for outstanding contributions to the growth and development of the cable television industry. Mr. Intiso is an 18-year veteran of the cable industry. He is also Chairman of the California Cable Television Association and is active in various industry boards including the Board of the Community Antenna Television Association ("CATA"). The principal executive offices of the Partnership, and its general partner, FHGLP, are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990.

BUSINESS STRATEGY

     The Partnership's business strategy has focused on serving small to medium-sized communities and the suburbs of certain cities, including San Jose and San Luis Obispo, California, and Portland and Eugene, Oregon, that have favorable demographic and geographic characteristics. The Partnership believes that its cable television systems generally involve less risk of increased competition than systems in large urban cities. (Cable television service is necessary in many of the Partnership's markets to receive a wide variety of broadcast and other television signals.) In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a higher basic penetration rate (the number of homes subscribing to cable service as a percentage of homes passed by cable) with a more stable customer base than systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "- Competition."

     On March 30, 1994, the Federal Communications Commission (the "FCC") adopted significant amendments to its rules implementing certain provisions of the 1992 Cable Act. The Partnership believes that compliance with these amended rules has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). The 1996 Telecom Act is expected to have a significant affect on all participants in the telecommunications industry, including the Partnership. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Clustering

     The Partnership has sought to acquire cable television systems in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters" of systems. The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered to a number of systems within a single region through a central headend reception facility. Without the benefits of clustering, the value of the Partnership's systems would most likely be less than the values of other more clustered systems.

     Capital Expenditures

     Prior to 1993, the equipment and services in certain of the Partnership's Oregon systems were upgraded. At December 31, 1995, substantially all of the homes subscribing to cable service in the Partnership's regions had access to various new service options and a minimum 35-channel capacity. In connection with its installation of addressable converters for most systems in these regions, the Partnership began marketing additional services such as advertising, pay-per-view and home shopping. However, as noted in "Description of the Partnership's Systems," many of the regions have almost no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the marketing of additional new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the systems remain competitive within the industry.

     As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1993 and 1994 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. The Partnership's access to capital remains severely constrained due not only to the adverse effect of re-regulation but also because of the limited remaining life of the Partnership. As a result, even after giving effect to certain upgrades and rebuilds expected to be completed in early 1996, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. As discussed below, the Partnership has obtained limited financing flexibility from its bank group to upgrade certain portions of its cable plant during 1995 and 1996. Anticipated upgrades contemplate the utilization of addressable technology and fiber optic cable in order to increase channel capacity and to seek to position the few systems that can be upgraded prior to the termination of the Partnership to benefit from the further development of advertising, pay-per-view, home shopping and other possible new services. In addition to these potential revenue opportunities, plant upgrades enhance picture quality and system reliability, reduce operating costs and improve overall customer satisfaction. The Partnership's management has selected a technical standard that mandates a 750 MHz fiber to the feeder architecture for the majority of all its systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services. Currently, the Partnership's systems have an average capacity of 41 channels, (substantially all of which is presently utilized), and approximately 82% of their customers are served by systems that utilize addressable technology. See "Technological Developments."

     On March 13, 1995, the Partnership executed an amendment to its Bank Credit Agreement that permits it to pursue a limited number of plant rebuilds and upgrades totaling approximately $12 million in 1995 and 1996.
Approximately $10.1 of this amount was spent in 1995. The Partnership's projected 1996 capital expenditures are $6.9 million, including $1.8 million to extend its plant to new service areas and $1.9 million to complete the rebuild and upgrade projects that were started in 1995. These amounts assume the Partnership operates for the full year and is not terminated prior to December 31, 1996. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Decentralized Management

     The Partnership's seven regions are managed on a decentralized basis. The Partnership believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

     Marketing

     The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Partnership had offered four programming packages in its upgraded addressable systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. In addition, the FCC decided that discounted packages of non-premium "new product tier" services will be subject to rate regulation in the future. However, in applying this new policy to new product tier packages such as those already offered by the Partnership and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to the new product tier package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Partnership have received this desirable treatment. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the Systems may purchase an expanded basic service, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

     The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In many systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising that reinforces the value associated with the initial decision to subscribe and that encourages customers to purchase higher service levels.

     Customer Service and Community Relations

     The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an on-going basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership also conducts an extensive customer survey on an annual basis and uses the information in its efforts to enhance service and better address the needs of its customers. In addition, the Partnership is participating in the industry's recently announced Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine, provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

     The Partnership's cable television systems currently are located in seven regions: the Gilroy, Hesperia, San Luis Obispo and Tulare regions in California, and the Springfield, Dallas and Coos Bay regions in Oregon.

     The table below sets forth selected statistics on these regions as of December 31, 1995.


                                                                                        Average
                                                                                        Monthly
                                                                                        Revenue
                                     Homes                                              Per Home
                                  Subscribing                 Premium                 Subscribing
                         Homes      to Cable       Basic      Service    Premium        to Cable
System                  Passed1     Service    Penetration2    Units3   Penetration4    Service5   Subscribers6
------                  -------   -----------  ------------   -------   ------------  -----------  ------------
Gilroy, CA               56,219       33,078       58.8%      13,070       39.5%         $33.67        58,184
Hesperia, CA             28,280       18,513       65.5%       8,366       45.2%         $36.20        32,966
San Luis Obispo, CA      26,138       15,635       59.8%       3,733       23.9%         $30.50        20,855
Tulare, CA               41,053       15,249       37.1%       7,110       46.6%         $35.12        20,081
Central, OR              26,355       14,225       54.0%       5,505       38.7%         $29.33        22,453
Dallas, OR               23,770       16,928       71.2%       7,139       42.2%         $30.39        25,887
Coos Bay, OR             31,489       21,847       69.4%       7,771       35.6%         $32.98        38,843
                        -------      -------       -----      ------       -----         ------       -------
Total                   233,304      135,475       58.1%      52,694       38.9%         $32.83       219,269
                        =======      =======       =====      ======       =====         ======       =======

     1 Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

     2 Homes subscribing to cable service as a percentage of homes passed by cable.

     3 Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

     4 Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

     5 Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1995

     6 The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average lowest basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

GILROY REGION

     The Gilroy and Hollister systems in the Gilroy region have been operated by the Partnership or its predecessors since 1975. The Gilroy region, the Partnership's largest region, extends from immediately south of San Jose to King City with the exception of Salinas, and also serves portions of the Carmel Valley including Laguna Seca and the Carmel Highlands area. This region contains numerous high technology industries in the City of San Jose and other parts of the Silicon Valley area. The Partnership's franchises in this region encompass relatively large undeveloped areas of southern Santa Clara, San Benito and northern Monterey counties.

     The historically high level of construction of new homes, shopping centers and industrial parks in many communities within the Gilroy region has been adversely impacted by the recession in California which resulted in high levels of unemployment, and by governmental no-growth policies. The economy was also impacted by the 1993 closure of a military facility (Fort Ord) located near the region. Agricultural activities continue to play a significant role in the economic base of the area. The region contains wineries and attracts tourists because of its relative proximity to San Francisco, Monterey and Carmel.

     At December 31, 1995, the Gilroy region had 58,184 Subscribers. This region is the first in which the Partnership installed addressable converters in a majority of its systems and offered new programming and other services. At December 31, 1995, the penetration rate was 59% and addressable technology was available to approximately 88% of the customers of this region. All systems in this region currently utilize approximately 100% of their channel capacity and, on average, have 35 channels of service.

HESPERIA REGION

     This group of systems is composed of the unincorporated areas of San Bernardino County known as Oak Hills and Silver Lakes and the Cities of Adelanto and Hesperia and unincorporated areas of Kern County including the communities of Mojave, Rosamond and Boron. Hesperia is located 40 minutes by automobile from Ontario International Airport and 90 minutes from downtown Los Angeles. At December 31, 1995, the Hesperia region had 32,966 Subscribers.

     All systems in this region, except for the Boron system which has a fully utilized 28-channel capacity, have 42-channel capacity of which 99% is utilized. At December 31, 1995, the penetration rate was 66% and addressable technology was available to approximately 78% of the customers of this region. In 1990, the Hesperia region began receiving eight Los Angeles signals from its own site on Blue Ridge mountain and transmitting them via microwave to Hesperia, Adelanto and Silver Lakes, thus eliminating the need to purchase the signals from another supplier. The Adelanto and Rosemond areas of this region have seen growth from new home developments designed for the first time home buyer, and have attracted many young families from the Los Angeles area.

SAN LUIS OBISPO REGION

     The San Luis Obispo region has been operated by the Partnership or its predecessors since 1977. The region is located approximately halfway between Los Angeles and San Francisco. All systems in the region, except for the Los Alamos system which was acquired in 1988, are served by a single reception facility. The Partnership's franchise areas are located throughout the unincorporated areas of San Luis Obispo County and include the cities of Atascadero (the second largest city in San Luis Obispo County), Guadalupe and in the northern part of Santa Barbara County, Los Alamos. This region attracts tourists and retirees who enjoy the mild climate. Clear off-air television reception in most of the region is limited to two network-affiliated television stations.

     The Partnership had previously upgraded these systems, except for the City of Los Alamos, increasing the system channel capacity from 21 channels to 37 channels, and had also expanded and repackaged program offerings. In connection with a recent renewal of the franchise agreement in San Luis Obispo County, the Partnership is currently rebuilding the system serving all areas except the cities of Atascadero, Guadalupe and Los Alamos. The rebuild utilizes fiber optic cable and is designed at 750 MHz, which will increase channel capacity to approximately 95 channels and significantly improve picture quality and system reliability. The rebuild will cost approximately $5.5 million, and was substantially completed in 1995.

     At December 31, 1995, the San Luis Obispo region had 20,855 Subscribers and a penetration rate of 60%, and addressable technology was available to approximately 98% of the customers of this region. The region currently utilizes 82% of the available channels. FHGLP has established a regional advertising sales group in the region that serves all of the Partnership's, as well as other affiliated, systems in California.

TULARE REGION

     The Partnership or its predecessors have been operating in the Tulare region since 1977. The Tulare region is located approximately 60 miles southeast of Fresno and 180 miles north of Los Angeles at the foothills of the Sierra Nevada Mountains and on the eastern slope of the San Joaquin Valley. This region is near the center of one of California's major agricultural regions. Included in the region are many small communities that surround the city of Porterville, the region's largest community. The region attracts tourists because of the proximity of Sequoia National Forest and Kings Canyon National Park. In 1991, Wal-Mart constructed its western distribution center in the City of Porterville. This region has, however, recently suffered from high levels of unemployment due to the recession in California. The region is served by wireless cable and by a Primestar DBS distributor.

     Substantially all of the systems in this region provide at least 42-channel capacity, of which 38 channels are currently in use. At December 31, 1995, the Tulare region had 20,081 subscribers and a penetration rate of 37%. Substantially all of the Partnership's existing systems in the region are served by a single reception facility located in Porterville. At December 31, 1995, addressable technology was available to approximately 98% of the customers of this region and the systems utilize 98% of available channel capacity.

     In December of 1990, the Tulare region began receiving three Los Angeles signals from its own site on Breckenridge mountain and transmitting them via microwave to Porterville where they are distributed to other sites, thus eliminating the need to purchase the signals from another supplier.

     In addition to the Los Angeles signals, the region also is transmitting California State University at Bakersfield's Instructional Television classes to Porterville Junior College via the same microwave link. In 1991, the link was expanded to include Porterville High School and some individual homes.

SPRINGFIELD REGION

     The Springfield region is comprised of 13 small communities and unincorporated areas of Lane and Douglas Counties surrounding the Eugene metropolitan area, with the exception of Cave Junction located in southern Oregon. Seven communities are served from a common headend, and six communities are served by stand alone headends. Communities in the central Oregon region rely on tourism, agriculture and the lumber industry.

     In recent years the area has attracted new industry as the Sony Corporation has built a plant to produce CD's and is planning to expand its facilities. In addition, Hyundai Corporation is in the final stages of building the largest producing electronics plant on the West Coast.

     In 1995 the Partnership completed the rebuild of its Veneta and Cave Junction systems and plans to introduce addressable technology and offer a wider selection of programming than was previously available. The channel line-up has been expanded in all of the Region's systems.

     At December 31, 1995, the region had 22,453 Subscribers and a penetration rate of 54%. At December 31, 1995, addressable technology was available to approximately 70% of the customers of this region. The systems in this region have used 80% to 100% of their available channel capacity and, on average, have 38 channels of service.

DALLAS REGION

     The systems in the Dallas region consist of a cluster of five cable systems which are fed via three microwave links originating from Dallas, Oregon and had 25,887 Subscribers at December 31, 1995. Systems with approximately 18,840 Subscribers are located near Salem, Oregon's state capital, off Interstate 5, the major north/south artery through the state. On average, the systems have a penetration rate of 72%.

     Also included in this region are the coastal communities of Rockaway, Garibaldi, Bay City, Manzanita, Nehalem, Wheeler and Cannon Beach. These communities have fishing and tourist economies. There are many people who live in Portland and have a second home in these coastal villages because of their proximity to Portland.

     In February, 1996, certain of the Region's systems suffered significant physical damage due to flooding the area experienced. The Partnership is insured against both physical loss of plant and business interruption/loss of revenue.

     On September 1, 1989, the Partnership acquired the assets of a cable television system in the City of Tillamook, located near the coastal communities discussed above. This system has become a focal point for operations for the coastal communities, serving as the dispatch center for customers from Tillamook north to Cannon Beach. On March 1, 1994, the Partnership acquired the assets of a cable television systems in several communities adjacent to Tillamook. The Partnership intends to rebuild these systems, upgrading the acquired plant from its current 200 MHz capacity and connecting these systems to the Tillamook headend, thereby significantly increasing the number of services offered to the customers in these systems.

     At December 31, 1995, addressable technology was available to approximately 77% of the customers of this region. Approximately 98% of the region's systems currently utilize 100% of their channel capacity; the remaining systems utilize approximately 98% of their channel capacity. FHGLP has established a regional advertising sales group in the region that serves all of the Partnership's, as well as other affiliated, systems in Oregon.

COOS BAY REGION

     Coos Bay is located on the south central Oregon coast and is the only deep water coastal port between San Francisco and Seattle. Historically, the area's main industries have been timber, fishing and shipping related, but due to recent economic downturns, tourism and service related businesses have assumed greater relative significance. The area has a wide variety of recreational opportunities including water sports, sport fishing, hunting and hiking and offers easy access to many miles of ocean beaches and sand dunes. During 1995, the Partnership's Florence, Oregon region was added to the Coos Bay Region.

     At December 31, 1995, the expanded region (Coos Bay and Florence) had approximately 38,843 Subscribers in 12 communities served by seven headends and a penetration rate of 69%, with the Coos Bay portion consisting of 30,202 subscribers in ten communities served by five headends with a penetration rate of 76%. Clear off-air reception for most of the communities is limited, which accounts for the region's high penetration rate of cabled homes. The Coos Bay region is the Partnership's largest region in Oregon.

     In 1991, the Partnership began a rebuild of 120 miles of plant serving the cities of Coos Bay and North Bend. This rebuild was completed in early 1992 utilizing fiber optic design and equipment, and was the first phase of the Partnership's overall rebuild plans for the region. During 1992, an additional 115 miles of rebuild utilizing fiber optics were completed in the rural areas surrounding Coos Bay and North Bend. The completion of this portion of the system brought the total rebuilt miles to 235 miles. In addition to the use of fiber optics, the Partnership introduced addressable technology to the Coos Bay area, leading to pay-per-view capability for events such as movies, boxing, wrestling and concerts. The Partnership expanded its channel line-up to include 20 additional channels, thus providing the Coos Bay area customers with a wider selection of programming services than previously available and providing the Partnership the opportunity to expand advertising sales revenues. At December 31, 1995, addressable technology was available to approximately 60% of the customers of this portion of the region. The channel lineup utilized approximately 90% of available channel capacity and had, on average, 56 channels of service. During 1994, the region experienced a steady growth in the areas of pay-per-view and advertising sales revenues.

     The systems which make up the Florence portion of the Coos Bay region were acquired in 1990. The Florence systems provide service to customers in the coastal cities of Florence, Dunes City and Mapleton and certain unincorporated areas of Lane County, Oregon. These systems are located approximately 40 miles north of Coos Bay and 60 miles west of the Eugene - Springfield metropolitan area.

     The area's economy is primarily comprised of tourism, the lumber industry and a high proportion of active retired citizens. Due to the high seasonal influence of tourists and its retired citizens, the city is attempting to diversify its economy. Florence has developed a 14-acre industrial park near its airport. Sites will be sold for light industries with preference given to those who will provide the most jobs, thereby increasing the population base. To date, the expansion of this industrial park has progressed very slowly.

     A rebuild of the Florence system was completed in the first quarter of 1993. The Florence systems now have 62-channel capacity, with 56 channels available to the customer, including two pay-per-view channels. Ad insertion capability was instituted in March of 1993, with four channels available for ad sales. At December 31, 1995, the Florence systems had 8,641 subscribers, a penetration rate of 50% and addressable technology was available to approximately 95% of its customers. The average monthly revenue per home subscribing to cable service for the Florence systems of $39.63 is substantially higher than that of the Partnership's other regions. This is due primarily to the fact that this area has a significantly higher amount of advertising sales and commercial account revenue per average home subscribing to cable service than the other regions, and to the fact that the Partnership has not reduced its service rates under the 1992 Cable Act, based on its cost of service filing that is pending with the local franchising authorities and the FCC.

OTHER ACTIVITIES

     The Partnership is engaged primarily in the business of owning, operating and developing cable television systems. The Partnership did not participate in any other activities in fiscal 1993, 1994 or 1995, and based on its limited access to capital and the short remaining term of the Partnership, does not anticipate undertaking any such activities in the foreseeable future. As a result of the Revenue Act of 1987, the Partnership cannot add a substantial new line of business without losing its tax status as a partnership. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER RATES AND SERVICES

     The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and certain information and public access channels. For an extra monthly charge, the Systems provide certain premium television services, such as HBO, Showtime, The Disney Channel and regional sports networks.

     The Partnership also offers other cable television services to its customers, including pay-per-view programming and, in certain test markets, the Sega Channel. For additional charges, in most of the Systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

     The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

     Prior to the adoption of the 1992 Cable Act, the systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the new definition of effective competition, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded this definition to include situations where a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite ("DBS"). In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for nonbasic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, which affected all the Partnership's systems which are not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

     At December 31, 1995, the Partnership's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $10.00 to $25.14 and premium service rates ranged from $10.45 to $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. The Partnership, prior to September 1, 1993, generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation, and as a result of such implementation under the FCC's guidelines, the rates for basic cable service for residential customers correspondingly increased in 1993 in some cases. As a result, while many customers experienced a decrease in their monthly bill for all services, some customers experienced an increase. Substantially all the Partnership's customers did, however, receive a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

     The Partnership markets its cable television services by a combination of telemarketing, direct mail advertising, radio and local newspaper advertising and door-to-door selling. In addition to marketing efforts to attract new customers, the Partnership conducts monthly campaigns to encourage existing customers to purchase higher service levels.

EMPLOYEES

     As of February 12, 1996, the Partnership had approximately 159 full-time employees and 10 part-time employees, all of whom work in the seven regional offices. The Partnership believes that its relations with its employees are good.

TECHNOLOGICAL DEVELOPMENTS

     As part of its commitment to customer service, the Partnership emphasizes high technical standards and prudently seeks to apply technological advances in the cable television industry to its systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. Currently, the Partnership's systems have an average channel capacity of 44, approximately 95% of which is presently utilized. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. However, as previously discussed, the Partnership will be significantly limited in the number of systems that can be rebuilt or upgraded in 1996 due to, among other things, the adverse impact of the 1992 Cable Act on the Partnership's business and its access to capital, as well as the short remaining life of the Partnership. As a result, the Partnership expects to incur additional delays in the implementation of its technological development plan on a wide scale. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy to utilize fiber optic technology in substantially all rebuild projects which it undertakes is based upon the benefits that the utilization of fiber optic technology provides over traditional coaxial cable distribution plant, including lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

     As of December 31, 1995, approximately 82.3% of the Partnership's customers were served by systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Partnership has supplied addressable converter boxes to customers of the systems utilizing addressable technology who subscribe to one or more premium services and, in selected regions, to customers who subscribe to new product tier services. As a result, if the system utilizes addressable technology and the customer has been supplied with an addressable converter box, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services.

DIGITAL COMPRESSION

     The Partnership has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Partnership believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could be more cost efficient than rebuilding such systems with higher capacity distribution plant. The use of digital compression in its systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on its present understanding of the costs as compared to the benefits of the digital equipment currently available.

PROGRAMMING

     The Partnership has various contracts to obtain basic and premium programming for its Systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not increase substantially, or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

     The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to add channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation
- Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

FRANCHISES

     Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

     As of December 31, 1995, the Partnership held 69 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek re-negotiation and modification of franchise requirements if warranted by changed circumstances.

     The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service (as a percentage of the Partnership total), for each group as of December 31, 1995.


                                    Number of     Percentage of
                                      Homes           Homes
  Year of             Number of   Subscribing to  Subscribing to
Franchise Expiration  Franchises  Cable Service   Cable Service
--------------------  ----------  --------------  --------------

Prior to 1997             11           17,174         12.7%
1997 - 2001               22           43,505         32.1%
2002 and after            36           65,645         48.5%
                         ---          -------         -----
Total                     69          126,324         93.2%
                         ===          =======         =====

     The Partnership operates numerous cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 9,151 homes subscribing to cable service, comprising approximately 6.8% of the Partnership's customers, are served by such unfranchised portions of the Partnership's systems. In general, the Partnership does not believe that the loss of any single franchise would cause a substantial reduction in the economies of scale discussed above. In certain instances, however, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

     The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

     Cable television systems compete with other communications and entertainment media, including over the air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

     Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home Viewer Copyright Act of 1988, which became effective January 1, 1989 for an initial six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes, for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

     Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity.
DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nation-wide basis. The extent to which DBS systems will be competitive with cable television systems will depend upon, among other things, the ability of DBS operators to obtain access to programming, the availability of reception equipment, and whether equipment and service can be made available to consumers at reasonable prices.

     Multi-channel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity constraints and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. MMDS systems qualify for the statutory compulsory copyright license for the retansmission of television and radio broadcast stations. FCC rules and the 1992 Cable Act prohibit the common ownership of cable systems and MMDS facilities serving the same area.

     Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Although a number of states have enacted laws to afford operators of franchised cable television systems access to such private complexes, the U.S. Supreme Court has held that cable companies cannot have such access without compensating the property owner. The access statutes of several states have been challenged successfully in the courts, and other such laws are under attack. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

     Due to the widespread availability of reasonably-priced earth stations, SMATV systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, the SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. However, a SMATV system is subject to the 1984 Cable Act's franchise requirement if it uses physically closed transmission paths such as wires or cables to interconnect separately owned and managed buildings if its lines use or cross any public right-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's new regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law. The 1992 Cable Act prohibits the common ownership of cable systems and SMATV facilities serving the same area. However, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system.

     The FCC has authorized a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used as well by the cable television industry.

     The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

     The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

     Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

     The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

                           LEGISLATION AND REGULATION

     The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future materially affect the Partnership and the cable television industry.
The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

RECENT DEVELOPMENTS

     On February 8, 1996, the President signed the 1996 Telecom Act, into law. This statute substantially amended the Communications Act of 1934 (the "Communications Act") by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "-Federal Regulation-Rate Regulation."

     The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

CABLE COMMUNICATIONS POLICY ACT OF 1984

     The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act, creates uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions.
In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

     On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute, virtually all of which have been completed. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

     A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court has again agreed to review the district court's decision.

     On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). An appeal from that decision is pending before the U.S. Court of Appeals for the District of Columbia Circuit.

FEDERAL REGULATION

     The FCC, the principal federal regulatory agency with jurisdiction over cable television, has heretofore promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Telecom Act requires certain changes to various of these regulations. A brief summary of certain of these federal regulations as adopted to date follows.

     RATE REGULATION

     The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act ends FCC regulation of nonbasic tier rates on March 31, 1999.

     The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on reconsideration on February 22, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been further amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for calculating additional rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

     Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required, measured from the date of a complaint to the FCC challenging an existing nonbasic cable service rate or from September 1993, for existing basic cable service rates under the original rate regulations, and from May 15, 1994, under the February 22, 1994 amendments thereto. In general, the reduction for existing basic and nonbasic cable service rates under the original rate regulations would be to the greater of the applicable benchmark level or the rates in force as of September 30, 1992, minus 10 percent, adjusted forward for inflation. The amended regulations require an aggregate reduction of 17 percent, adjusted forward for inflation, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. Amendments adopted on November 10, 1994 incorporated an alternative method for adjusting the rate charged for a regulated nonbasic tier when new services are added. Cable operators can increase rates for such tiers by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on nonbasic tiers (an additional $0.20 for a seventh channel is permitted in the third year). In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

     Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for associated basic cable service equipment. In addition, a number of the Partnership's customers have filed complaints with the FCC regarding the rates charged for non-basic cable service.

     The Partnership has adjusted its regulated programming service rates and related equipment and installation charges in substantially all of its systems so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels. The Partnership also implemented a program in substantially all of its systems under which a number of the Partnership's satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act.

     The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Partnership. There have been two rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the other case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Partnership's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

     In December 1995, the Partnership, and all of its affiliated partnerships, filed petitions with the FCC seeking a determination that they are eligible for treatment as "small cable operators" for purposes of being able to utilize the FCC's streamlined cost-of-service rate-setting methodology. If such relief is granted, many of the Partnership's systems would be able to increase their basic and/or nonbasic service tier rates.

     On March 11, 1993, the FCC adopted regulations pursuant to the 1992 Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

     CARRIAGE OF BROADCAST TELEVISION SIGNALS

     The 1992 Cable Act contains new signal carriage requirements. These new rules allowed commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election was made on June 17, 1993. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS.

The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The must-carry provisions for non-commercial stations became effective on December 4, 1992. Implementing must-carry rules for non-commercial and commercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. All commercial stations entitled to carriage were to have been carried by June 2, 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. A number of stations previously carried by the Partnership's cable television systems elected retransmission consent. The Partnership was able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the October 6, 1993 deadline and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operator, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1996.

     NONDUPLICATION OF NETWORK PROGRAMMING

     Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

     DELETION OF SYNDICATED PROGRAMMING

     FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

     FRANCHISE FEES

     Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

     RENEWAL OF FRANCHISES

     The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

     The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

     A recent federal court decision could, if upheld and if adopted by other federal courts, make the renewal of franchises more problematical in certain circumstances. The United States District Court for the Western District of Kentucky held that the statute does not authorize it to review a franchising authority's assessment of its community needs to determine if they are reasonable or supported by any evidence. This result would seemingly permit a franchising authority which desired to oust an existing operator to set cable-related needs at such a high level that the incumbent operator would have difficulty in making a renewal proposal which met those needs. This decision has been appealed. The Partnership was not a party to this litigation.

     CHANNEL SET-ASIDES

     The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

     COMPETING FRANCHISES

     Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

     OWNERSHIP

     The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This restriction had been ruled unconstitutional in several court cases, and was before the Supreme Court for review, when the 1996 Telecom Act was passed. That statute repealed the rule in its entirety.

     The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's significant signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminates this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from this restriction. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

     Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

     The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of all activated channels.

     EEO

     The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

     PRIVACY

     The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

     FRANCHISE TRANSFERS

     The 1992 Cable Act precluded cable operators from selling or otherwise transferring ownership of a cable television system within 36 months after acquisition or initial construction, with certain exceptions. The 1996 Telecom Act repealed this restriction. The 1992 Cable Act also requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

     REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

     Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators who operate in certain frequency bands are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators who fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

     TECHNICAL REQUIREMENTS

     Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

     The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

     POLE ATTACHMENTS

     The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 Telecom Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

     OTHER MATTERS

     FCC regulation pursuant to the Communications Act, as amended, also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; obscenity and indecency; home wiring and limitations on advertising contained in nonbroadcast children's programming.

     The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel. The specific blocking requirements applicable to sexually-oriented programming are being challenged in court on constitutional grounds.

     COPYRIGHT

     Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Originally, the Federal Copyright Royalty Tribunal was empowered to make and, in fact, did make several adjustments in copyright royalty rates. This tribunal was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Requests to adjust the rates were made in January, 1996 and are pending before the Copyright Office.

     Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

     The Copyright Office has commenced a proceeding aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.

     Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable systems. Such negotiated agreements would likely increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers.

     Copyrighted music performed by cable systems themselves on local origination channels, in advertisements inserted locally on cable networks, et cetera, must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

STATE AND LOCAL REGULATION

     Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

     Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

     The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

     Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

     The attorneys general of approximately 25 states have announced the initiation of investigations designed to determine whether cable television systems in their states have acted in compliance with the FCC's rate regulations.

     The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time.

REVENUE ACT OF 1987

     The Revenue Act of 1987 provides that certain publicly traded partnerships which were publicly traded on December 17, 1987 (such as the Partnership) will be treated as corporations for federal income tax purposes for taxable years beginning on the earlier of January 1, 1998 or upon a Partnership's adding a substantial new line of business. The Partnership may continue to acquire cable systems without assuming corporate tax status so long as such acquisitions do not constitute the addition of a substantial new line of business of the Partnership. The Revenue Act of 1987 also restricts the ability of Unitholders to deduct their allocable share of net losses of the Partnership to the extent that such losses exceed the Unitholders' passive income from the Partnership. Thus, passive losses generated by the Partnership will not be available to offset income from other passive activities or investment. This provision is effective for tax years beginning January 1, 1987. The Partnership is presently scheduled to terminate on December 31, 1996. See "Item 1. Business -- Introduction" and "Item 13. Certain Relationships and Related Transactions -- Recent Developments."

ITEM 2. PROPERTIES

     The Partnership owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns most of its service vehicles. The Partnership believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Partnership's business operations. The Partnership owns the land and building that currently serves as the office and warehouse for the Gilroy region and in 1986 built a new regional office in the City of Atascadero. See Item 13., "Certain Relationships and Related Transactions."

     The Partnership owns substantially all of the assets related to its cable television operations, including its program production equipment, headend (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment, tools and maintenance equipment and vehicles.


ITEM 3. LEGAL PROCEEDINGS

     The Partnership is a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     As of February 1, 1996, the approximate number of holders of record of Units was 523.

     The Units are listed on the American Stock Exchange and the quarterly high and low sales prices for the years ended December 31, 1994 and 1995 were as follows:


                                     1994            1995
                                 --------------  -------------
                                 High    Low     High    Low
                                 ------  ------  ------  -----
                 First Quarter   13-7/8  10-5/8  9-1/4   6-1/8
                 Second Quarter  10-1/2   7-3/4  9-1/4   7-3/4
                 Third Quarter    9-1/4   6-3/4  9-5/8   8-5/8
                 Fourth Quarter   8-1/8   5-7/8  11-1/2  8-7/8


     As previously announced, under the terms of the Partnership's amended and restated Bank Credit Agreement, the Partnership is generally prohibited from paying distributions to Unitholders. On March 14, 1995, the Partnership did, however, declare a special one-time distribution of $.386 per unit, payable on March 31, 1995. This distribution was permitted under an amendment to the Bank Credit Agreement executed March 13, 1995.

     Under the Partnership Agreement, all distributions each year, if any, will be made 99% to the Unitholders and one percent to the General Partner until Unitholders have received cash equal to the Preferred Return (an 11%, or $2.20 per Unit, non-compounded cumulative annual return on the $20.00 initial public offering price of each Unit computed for the period commencing from December 31, 1986). Any distributions in any year in excess of the Preferred Return ("Excess Distributions") are to be made 99% to the Unitholders and one percent to the General Partner until such time as the aggregate amount of Excess Distributions to Unitholders equals the initial public offering price of the Units. Thereafter, Excess Distributions will be made 70% to Unitholders and 30% to the General Partner until the Unitholders have received a 17%, or $3.40 per Unit, non-compounded cumulative annual return on the initial public offering price of the Units (computed from the period commencing from December 31, 1986), after which Excess Distributions shall be made 50% to the Unitholders and 50% to the General Partner.

ITEM 6. SELECTED FINANCIAL DATA

                                                   Year ended December 31,
                                       1991      1992       1993       1994     1995
                                    --------  ---------  --------   --------  -------
                                       (Thousands of dollars except per unit data)
OPERATIONS  STATEMENT DATA
Revenues                              $45,934   $50,616   $53,743    $52,896   $52,935
Costs and expenses                   (21,599)  (25,060)  (27,158)   (28,257)  (29,020)
Depreciation and amortization        (16,977)  (17,895)  (17,223)   (17,345)  (16,825)
                                    ---------  --------  --------   --------  --------
Operating income                        7,358     7,661     9,362      7,294     7,090
Interest expense, net                (17,501)  (15,382)  (14,510)   (14,312)  (16,795)
Other income (expense)                  (351)   (1,235)     (350)      (225)     5,901
                                    ---------  --------  --------   --------  --------
Net loss                            $(10,494)  $(8,956)  $(5,498)   $(7,243)  $(3,804)
                                    =========  ========  ========   ========  ========
Distributions to partners              $5,429    $5,429        $-         $-    $2,495
                                    =========  ========  ========   ========  ========
PER UNIT OF LIMITED
PARTNERSHIP INTEREST:
Net loss                              $(1.62)   $(1.39)    $(.85)    $(1.12)    $(.59)
                                    =========  ========  ========   ========  ========
Distributions                            $.84      $.84        $-         $-      $.39
                                    =========  ========  ========   ========  =========
OTHER OPERATING DATA
Net cash provided by
operating activities                   $8,331    $9,837   $14,407    $11,136    $9,456
EBITDA2                                24,335    25,556    26,585     24,639    23,915
EBITDA to revenues                      53.0%     50.5%     49.5%      46.6%     45.2%
Total debt to EBITDA                     6.9x      6.7x      6.3x       6.9x      7.2x
Capital expenditures3                  $9,730    $8,862    $7,789     $8,261   $14,926
                                                        As of December 31,
                                        1991      1992      1993       1994      1995
                                     --------  --------  --------   --------  --------
BALANCE SHEET DATA
Total assets                         $133,722   124,317  $115,760   $119,426  $109,865
Total debt                            167,593   171,804   168,364    170,439   171,870
Total liabilities                     180,154   185,134   182,075    186,076   189,722
Partners' deficit                    (46,432)  (60,817)  (66,315)   (66,650)  (79,857)

     1 As previously announced, under the terms of the Partnership's amended and restated bank credit agreement, the Partnership is prohibited from paying distributions to Unitholders. The last distribution prior to the effectiveness of this restriction was the payment of the $.21 per Unit distribution for the fourth quarter of 1992. That distribution, which aggregated $1,357,400, was paid in February 1993. Under the terms of an amendment to the restated bank credit agreement executed March 13, 1995, the Partnership declared on March 14, 1995 a special one-time distribution of $.386 per unit, or $2,495,600 in the aggregate, payable on March 31, 1995.

     2 Operating income before depreciation and amortization. The Partnership measures its financial performance by its EBITDA, among other items. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. This is evidenced by the covenants in the primary debt instruments of the Partnership, in which EBITDA-derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

     3  Excluding acquisition purchase prices.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, on February 8, 1996, President Clinton signed into law the 1996 Telecom Act. The 1996 Telecom Act revises, among other things, certain rate regulation provisions of the 1992 Cable Act. Given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical annual financial results as described below are not necessarily indicative of future performance. See "Legislation and Regulation" and "Liquidity and Capital Resources."

     The following table sets forth the relative percentages that selected income statement data bear to total revenues:


                                  Year ended December 31,
                                  1993      1994      1995
                                --------  --------  --------
Revenues                            100%      100%      100%
                                --------  --------  --------
Cost of services and expenses:
Operating, general and
administrative expenses               51        54        55
Depreciation and amortization         32        31        32
                                --------  --------  --------
                                      83        85        87
                                --------  --------  --------
Operating income                      17        15        13
Interest expense, net               (26)      (27)      (32)
Other income (expense)              ( 1)      ( 2)        12
                                --------  --------  --------
Net loss                           (10)%     (14)%      (7)%
                                ========  ========  ========

RESULTS OF OPERATIONS

     1995 COMPARED TO 1994

     The Partnership's revenues were approximately $52.9 million during both 1995 and 1994. The net increase of $39,000 was comprised of approximately $1.2 million related to increases in the number of subscriptions for services, approximately $448,000 related to an increase in regulated service rates implemented in April 1995, approximately $292,000 related to increases in other revenue producing items, approximately $166,000 related to an increase in premium service rates implemented during the fourth quarter of 1994 and approximately $58,000 related to a system acquired in March 1994. These increases were offset by approximately $2.1 million related to decreases in rates implemented in September 1994 to comply with the 1992 Cable Act. As of December 31, 1995, the Partnership had approximately 135,500 homes subscribing to cable service and 52,800 premium service units.

     Service costs increased from $15.3 million to $16.2 million, or by 6.2%, during 1995 compared to 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the $949,000 increase in service costs, $519,000 related to increases in programming fees (including primary satellite fees), $437,000 related to increased personnel costs and $385,000 related to increases in other service costs. The increase in programming fees was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructuring and retransmission consent arrangements implemented to comply with the 1992 Cable Act. Personnel costs increased primarily due to cost of living increases and to lower capitalized labor due to increased use of construction contractors. These increases were partially offset by decreases of $392,000 in copyright fees.

     General and administrative expenses decreased from $8.4 million to $8.2 million, or by 2.1%, during 1995 compared to 1994. Of the $180,000 decrease, $207,000 related to refunds and reductions of insurance costs primarily due to adjustments to workers compensation premiums, $80,000 related to decreased marketing costs and $70,000 related to reductions in audit costs. These decreases were partially offset by increases of approximately $74,000 in customer billing and postage costs, $67,000 in personnel costs and $36,000 related to increases in other general and administrative expenses.

     General Partner management fees and reimbursed expenses were approximately $4.6 million during both 1995 and 1994. See "Liquidity and Capital Resources."

     Depreciation and amortization expense decreased from $17.3 million to $16.8 million, or by 3.0%, during 1995 compared to 1994. The $520,000 decrease related primarily to certain tangible and intangible assets becoming fully amortized.

     Operating income decreased from $7.3 million to $7.1 million, or by 2.8%, during 1995 compared to 1994. Of the $204,000 decrease, $949,000 related to increased service costs, primarily programming fees and personnel related costs. These increases were partially offset by decreases of $520,000 in depreciation and amortization and $180,000 in general and administrative costs.

     Interest expense net, including the effects of interest rate hedging agreements, increased from $14.3 million to $16.8 million, or by 17.4 %, during 1995 compared to 1994. Higher average interest rates (9.6% during 1995 compared to 8.2% in 1994) resulted in higher interest expense of approximately $2.6 million partially offset by $150,000 of interest expense on lower average borrowings during 1995 compared to 1994. The hedging agreements resulted in additional interest expense of $0.9 million during 1995 compared to additional interest expense of $2.9 million in 1994.

     Other income, net of expense, increased approximately $6.1 million during 1995 compared to 1994. Of the $6.1 million increase, $7.6 million ($1.17 per limited partnership unit) was due to a non-recurring gain from the sale of marketable securities, as discussed in Note 3 to Financial Statements. This income was partially offset by non-cash charges of $1.4 million as required by generally accepted accounting principles to record the fair value of interest rate swap contracts maturing beyond the Partnership's expiration date of December 31, 1996, as discussed in Notes 3 and 4 to Financial Statements, by $75,000 associated with the exploration of alternatives related to the partnership's required termination and by $49,000 related to reductions in the cost of generating tax basis accounting information for the Unitholders.

     Due to the factors described above, the Partnership's net loss decreased from $7.2 million to $3.8 million, or by 47%, during 1995 compared to 1994.

     1994 COMPARED TO 1993

     The Partnership's revenues decreased from $53.7 million to $52.9 million, or by 1.6%, during 1994 compared to 1993. Of the $847,000 net decreases in revenue, approximately $1.5 million was estimated to be due to decreases in rates mandated by the 1992 Cable Act. This decrease was partially offset by increases of approximately $370,000 in other revenue producing items and $283,000 from an acquisition. As of December 31, 1994, the Partnership had approximately 133,200 homes subscribing to cable service and 59,700 premium service units.

     Service costs increased from $14.4 million to $15.3 million, or by 5.8%, during 1994 compared to 1993. Service costs represent costs directly attributable to providing cable services to customers. Of the $835,000 increase in service costs, $1.2 million related to increases in programming fees (including primary satellite fees). The increase in programming fees was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructurings and retransmission consent arrangements implemented to comply with the 1992 Cable Act. Increases of $174,000 related to copyright and franchise fee costs that increased as a result of the service restructurings mentioned above and due to franchise renewals, and $305,000 related to other service costs. These increases were partially offset by decreases of $461,000 related to property taxes resulting from assessment reductions and related refunds from prior periods in two Oregon counties and by decreases in personnel costs and other costs of $383,000. Personnel cost reductions were primarily the result of group insurance premium reductions and capitalization of a greater percentage of labor costs due to higher construction activity.

     General and administrative expenses increased from $8.0 million to $8.4 million, or by 4.8%, during 1994 compared with 1993. Of the $381,000 increase, $540,000 was related to increased marketing costs, $66,000 was related to insurance costs, $50,000 was related to costs associated with re-regulation by the FCC and $76,000 related to other general and administrative expenses.
These increases were partially offset by decreases of $203,000 in personnel related expenses (primarily due to the result of group insurance premium reductions and costs incurred in 1993 involving an employee incentive plan) and to a $148,000 reduction in bad debt expense.

     General partner management fees and reimbursed expenses decreased from $4.7 million to $4.6 million, or by 2.5%, during 1994 compared with 1993. Of the $117,000 decrease, $42,000 relates to decreases in management fees based on the Partnership's revenue and $75,000 relates to decreases in reimbursable operating expenses of the general partner.

     Depreciation and amortization expense decreased from $17.2 million to $16.5 million, or by 4.5%, during 1994 compared with 1993, primarily due to the effect of assets becoming fully depreciated.

     Operating income decreased from $9.4 million to $8.2 million, or by 12.5%, during 1994 compared to 1993. The $1.2 million decrease was due primarily to decreased revenues of $847,000 and increases of $835,000 in service related costs and $381,000 in general and administrative related costs, partially offset by decreases of $772,000 in depreciation and amortization and $117,000 in fees paid to the general partner.
     Interest expense net, including the effects of interest rate hedging agreements, decreased from $14.5 million to $14.3 million, or by 1.4%, during 1994 compared to 1993. The average interest rate in both 1994 and 1993 was 8.2%. The decrease of $136,000 was due to lower average borrowings during 1994 compared to 1993 and to $64,000 of interest income related to property tax refunds. The hedging agreements resulted in additional interest expense of $2.9 million during 1994 compared to additional interest expense of $3.8 million in 1993.

     Other expense increased from $350,000 to $1.1 million during 1994 compared to 1993. Of the $769,000 increase, $894,000 related to losses on the retirement of fixed assets. The primary item offsetting this increase was a decrease of $92,000 related to reductions in the cost of generating tax basis accounting information for the Unitholders.

     Due to the factors described above, the Partnership's net loss increased from $5.5 million to $7.2 million, or by 31.7%, during 1994 compared to 1993.


LIQUIDITY AND CAPITAL RESOURCES

     The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a significant negative impact on the Partnership's revenues and cash flow. See "Legislation and Regulation."

     The Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades and to add addressable converters to certain cable systems. The Partnership spent $8.3 million during 1994 and $14.9 million during 1995 on non-acquisition capital expenditures, and also spent approximately $1.7 million to acquire a cable system in Oregon in March 1994. The Partnership had planned to spend approximately $19 million during 1994 for upgrades of certain of its regions, line extensions and new equipment. As previously discussed, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1993 and 1994 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. The Partnership's access to capital remains severely restrained due not only to the adverse effect of re-regulation but also because of the limited remaining life of the Partnership. As a result, even after giving effect to certain upgrades and rebuilds expected to be completed in early 1996, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

     The Partnership's management currently intends to spend approximately $6.9 million in 1996 for capital expenditures, including $1.8 million to extend its plant to new service areas and $1.9 million to complete rebuild and upgrade projects that were started in 1995. These amounts assume the Partnership operates for the full twelve months of 1995. However, the Partnership's ability to fund these capital expenditures will continue to be dependent on it's ability to remain in compliance with the financial covenants contained in the amended Bank Credit Agreement, of which there can be no assurance.

     At December 31, 1995, the amount outstanding under the Bank Credit Agreement was $165 million. As of December 31, 1995, borrowings under the Bank Credit Agreement bore interest at an average rate of 9.6% (including the effect of interest rate hedging transactions). The amended Bank Credit Agreement has fixed the pricing at 1.375% over prime or 2.375% over LIBOR, or 2.5% over the CD rate.

The amended agreement also provides that if no transaction to dissolve the Partnership is approved as of April 1, 1996, the interest rates outlined above will increase by 0.25%; and further provides that if no such transaction is approved by July 1, 1996, the interest rates will be increased an additional 0.25%. The Partnership has entered into interest rate hedging agreements aggregating a net notional amount at December 31, 1995 of $290 million, $165 million of which are in effect at December 31, 1995. The remaining $125 million of contracts are scheduled to become effective as certain of the existing contracts mature during 1996 and 1997. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through July 19, 1999, which is beyond the scheduled termination date of the Partnership. GAAP accounting requires treating the majority of the contracts that expire after December 31, 1996 as speculative derivative financial investments recorded at fair value rather than hedges. (See discussion above in "Results of Operations"). These contracts are assignable to other affiliated entities managed by FHGLP. See Notes 3 and 4 to Notes to Financial Statements.

     The Bank Credit Agreement also places certain restrictions on the annual amount of management fees and reimbursed partnership expenses that the Partnership may pay in cash, with any excess deferred. During 1995, the Partnership deferred additional payments of approximately $1.6 million of fees and reimbursed expenses charged by its General Partner in order to maintain compliance with certain cash flow covenants. Total management fees and reimbursed expenses deferred as of December 31, 1995 amounted to approximately $4.6 million. The Partnership will continue to defer a portion of such fees and expenses during 1996, and will be obligated to pay these cumulatively deferred management fees and reimbursed expenses at the point in time the restrictions imposed by the Bank Credit Agreement are removed, which will coincide with the termination of the Partnership.

     The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness, and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of December 31, 1995.

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

     The Partnership entered into an agreement as part of the consideration paid for the cable systems acquired in Oregon in February 1994. Under the terms of the agreement, the Partnership is required to make seven annual installments of $85,715 on March 1st. The discounted present value of the annual installments is $434,000 at December 31, 1995.

     The Partnership issued a $3,000,000 installment note as part of the consideration paid for three cable television systems acquired in 1990. The note bore interest at 15 percent until April 1, 1995 at which time the rate increased to 20 percent. The note is payable, with accrued interest, in January 1997. The principal amount of the note is increased each August 1st to reflect accrued but unpaid interest for the prior twelve months. At December 31, 1995, the outstanding amount of the note was $6.2 million.

     The Partnership Agreement, as amended on January 23, 1990, provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings (less cash and cash equivalents) does not exceed 65% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner. The Partnership may encounter difficulty complying with this provision depending upon the ultimate impact of the 1992 Cable Act and the 1996 Telecom Act on the fair market value of cable properties. In addition, as disclosed in the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 1996, the Partnership has obtained certain appraisals of the Partnership's cable systems for purposes of a possible sale of the cable systems to the General Partner in accordance with the terms of the Partnership Agreement. Based on these appraisals, as of December 31, 1995, the "appraised value" (as defined in the Partnership Agreement) of all of the cable systems owned by the Partnership is $247.4 million. If it were to be assumed that the current fair market value of the Partnership's assets as determined by the General Partner is not in excess of the "appraised value" as so determined, the Partnership would not be permitted to incur any additional borrowings. If the Partnership should be unable to incur additional borrowings because of the limitation in the Partnership Agreement, the Partnership's liquidity and operations could be adversely effected.

     The Partnership Agreement provides that the General Partner shall use its best efforts to cause the Partnership to sell all of the Partnership's cable systems between December 31, 1991 and December 31, 1996, the "termination date" of the Partnership. See Item 13 - "Certain Relationships and Related Transactions."

     1995 COMPARED TO 1994

     Cash provided by operating activities decreased from $11.1 million for the year ended December 31, 1994 to $9.5 million for the year ended December 31, 1995, a decrease of $1.7 million. The decrease resulted primarily from a non-cash gain on the sale of securities of $7.6 million, an increase of $2.4 million in other operating items (receivables, cable materials and supplies, payables, accrued expenses and customer deposits and prepayments) and a decrease in the net loss of $3.4 million.

     Cash used in investing activities decreased from $9.6 million for the year ended December 31, 1994 to $7.5 million during the year ended December 31, 1995, or a change of $2.1 million. The decrease was due primarily to approximately $7.8 million of net proceeds received by the Partnership upon the sale of its shares of QVC, Inc. as discussed above, partially offset by an increase of approximately $6.7 million in capital expenditures. In addition, the 1994 period included $1.1 million to acquire cable television systems. There were no acquisitions in 1995. Cash used in financing activities increased by approximately $3.2 million during the year ended December 31, 1995 due to a $2.5 million distribution to Partners, a decrease in net borrowings of approximately $452,000 and an increase in deferred loan costs of approximately $253,000.

     Operating income before depreciation and amortization ("EBITDA") as a percentage of revenue decreased from 46.6% during 1994 to 45.2% in 1995. The decrease was primarily caused by higher rates charged by suppliers of programming and increased personnel costs as described above. EBITDA decreased from $24.6 million to $23.9 million, or by 2.8%, during 1995 compared to 1994.

     1994 COMPARED TO 1993

     Cash provided by operating activities decreased from $14.4 million for the year ended December 31, 1993 to $11.1 million for the year ended December 31, 1994, a decrease of $3.3 million. The decrease resulted principally from an increase in the net loss of $1.8 million, a decrease of $772,000 in non-cash depreciation and amortization, a decrease of $1.7 million in other operating items (receivables, cable materials and supplies, payables, accrued expenses and customer deposits and prepayments) and an increase of $896,000 in non-cash losses on retirement of assets.

     Cash used in investing activities increased by $1.3 million during the year ended December 31, 1994 due to a net increase in spending of $217,000 for capital expenditures and intangibles, and the acquisition of cable television systems in the amount of $1.1 million. Cash provided from financing activities increased by $6.0 million during the year ended December 31, 1994 due to net additional borrowings in the amount of $4.9 million, a reduction in distributions paid to Partners in the amount of $1.4 million and an increase of $275,000 paid for deferred loan costs.

     Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 49.5% during 1993 to 46.6% in 1994. The decrease was primarily caused by the decrease in revenues, higher rates charged by suppliers of programming and increased marketing costs as described above. EBITDA decreased from $26.6 million to $24.6 million, or by 7.3%, during 1994 compared to 1993.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

INFLATION

     Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                    Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership Agreement provides that the General Partner shall manage the business and affairs of the Partnership. The business and affairs of the General Partner are managed by its general partner, FHGLP. FHGI serves as the sole general partner of FHGLP. As such, FHGI is ultimately responsible for the management of the business and operations of the Partnership. The officers and directors are subject to certain conflicts of interest relating to time and services devoted to the Partnership. See Item 13., "Certain Relationships and Related Transactions - Conflicts of Interest."


EXECUTIVE OFFICERS AND DIRECTORS

     The directors and executive officers of FHGI and Falcon Cable Group, the operating division of the Partnership, are as follows:


Name                   Age  Position
----                   ---  --------

Marc B. Nathanson      50   Chairman of the Board, Chief Executive Officer
                            and Director of FHGI
Frank J. Intiso        49   President and Chief Operating Officer
Stanley S. Itskowitch  57   Executive Vice President, General Counsel and
                            Director of FHGI
Michael K. Menerey     44   Chief Financial Officer and Secretary
Joe A. Johnson         51   Executive Vice President - Operations
Jon W. Lunsford        36   Vice President - Finance and Corporate Development

     The following sets forth certain biographical information with respect to the directors and executive officers of FHGI and Falcon Cable Group:

MARC B. NATHANSON, 50, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest MSO in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 26-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson has also served as Chairman of the Board, Chief Executive Officer and President of Enstar Communications Corporation ("Enstar"), since October 1988. Mr. Nathanson is also a Director of T.V. Por Cable Nacional, S.A. de C.V. and Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 49, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of Falcon Cable Group, and has served as President and Chief Operating Officer of Falcon Cable Group since its inception, and has also served as Executive Vice President and as a Director of Enstar since October 1988. Mr. Intiso has a Masters Degree in Business Administration from the University of California, Los Angeles and is a Certified Public Accountant. He serves as Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Association.

STANLEY S. ITSKOWITCH, 57, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch has also served as Senior Vice President or Executive Vice President and as a Director of Enstar since October 1988. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 44, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and has been Chief Financial Officer and Secretary of Falcon Cable Group since its inception. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman. Mr. Menerey has also served as Chief Financial Officer, Secretary and as a Director of Enstar since October 1988.

JOE A. JOHNSON, 51, has been Executive Vice President of Operations of FHGI since September 1995, and between January 1992 and that date was a Senior Vice President of Falcon Cable Group. He was a Divisional Vice President of FHGI between 1989 and 1992 and a Divisional Vice President of Falcon Cable Group from its inception until 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 36, has been Vice President - Finance and Corporate Development of FHGI since September 1994. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

OTHER OFFICERS OF FALCON

The following sets forth, as of December 31, 1995, certain biographical information with respect to additional members of the management of Falcon Cable Group:

JAMES V. ASHJIAN, 51, has been Controller of FHGI and its predecessors since October 1985 and Controller of Falcon Cable Group since its inception. Mr. Ashjian is a Certified Public Accountant and was a partner in Bider & Montgomery, a Los Angeles-based CPA firm, from 1978 to 1983, and self-employed from 1983 to October 1985. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

LYNNE A. BUENING, 42, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 42, has been Vice President of Advertising Sales and Promotion of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 49, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988 and Vice President of Corporate Development and Government Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988. Mr. Gan was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 and 1978.

R.W. ("SKIP") HARRIS, 48, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for the Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 60, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 48, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan. Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.


RAYMOND J. TYNDALL, 48, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

     In addition, Falcon Cable Group has six Divisional Vice Presidents who are based in the field. They are Ron L. Hall, Michael E. Kemph, Nicholas A. Nocchi, Larry L. Ott, Robert S. Smith and Victor A. Wible.

ADVISORY COMMITTEE

     Pursuant to the Partnership Agreement the General Partner has formed a seven member Advisory Committee. Four members of the Advisory Committee are unaffiliated with the General Partner or the Partnership. Members of the Advisory Committee are appointed by and serve at the pleasure of the General Partner, and meet periodically to review the operations of the Partnership and to advise management. The Advisory Committee may be called upon from time to time to resolve conflicts of interest not specifically covered by the Partnership Agreement. Advisory Committee members, with the exception of Marc B. Nathanson and Stanley S. Itskowitch, receive compensation of $500 per meeting and $6,000 per annum. The members of the Advisory Committee are: Marc B. Nathanson, Stanley S. Itskowitch, Burt I. Harris, Bruce Karatz, Daniel L. Brenner, Bruce Corwin and Neil Goldschmidt.

     Daniel L. Brenner. Mr. Brenner is Vice President for Law and Regulatory Policy at the National Cable Television Association. From 1986 to 1992, he was Director of the Communications Law Program and Adjunct Professor of Law at the UCLA School of Law. From 1979 to 1986, he worked for the Federal Communications Commission in various capacities, including Senior Legal Advisor to the Chairman. He is author of the treatise "Cable and Other Nonbroadcast
Video: Law and Policy."

     Bruce Corwin. Mr. Corwin has been President of Metropolitan Theaters Corporation for thirty years. Metropolitan Theaters is a major theater exhibition company operating over 100 screens in the State of California. He is a past Chairman of the Los Angeles Children's Museum and the Coro Foundation and is the President of Temple Emanuel of Beverly Hills.

     Burt I. Harris. Mr. Harris is President and Chief Executive Officer of Harriscope Corporation, as well as the Chief Executive Officer of KWHY-TV, Los Angeles, California. He is a former President and Chairman of Harris Cable Corporation and a former Vice-Chairman of Warner Cable. He has been a member of the National Cable Television Association (NCTA) for over 25 years and was Chairman of the NCTA from 1976 to 1977. In 1979, he was presented with "The Vanguard Award," the highest recognition of an individual in the cable television industry. He is the director of numerous corporations and a member of the Advisory Committee for Falcon Classic Cable Income Properties, L.P.

     Bruce Karatz. Mr. Karatz is Chairman, President and Chief Executive Officer of Kaufman and Broad Home Corporation, the largest home builder in the Western United States and one of the largest residential builders in metropolitan Paris, France. Mr. Karatz is a director of Honeywell, Inc., National Golf Properties, Inc., and is a Trustee of the RAND Corporation.

     Neil Goldschmidt. Mr. Goldschmidt has been an attorney and consultant specializing in international policy, trade and strategic planning for selected clientele since 1991. From 1987 to 1991, Mr. Goldschmidt served as Governor of the State of Oregon. Prior to his 1986 gubernatorial campaign, he was an executive of NIKE Inc., serving as International Vice President from 1981 to 1985 and President of NIKE Canada from 1986 to 1987. Mr. Goldschmidt served as Secretary of Transportation for President Carter from 1979 to 1981. From 1972 to 1979, he was Mayor of the city of Portland, Oregon. Mr. Goldschmidt is a graduate of the University of Oregon and earned a law degree from the University of California's Boalt Hall School of Law.

     The Partnership Agreement provides that members of the Advisory Committee will not be liable to the Partnership, its limited partners or Unitholders for errors in judgment or other acts or omissions performed or omitted in good faith if the conduct did not amount to gross negligence or fraud. See Item 13., "Certain Relationships and Related Transactions - Fiduciary Responsibility and Indemnification of the General Partner" below.


ITEM 11. EXECUTIVE COMPENSATION

     The following summarizes compensation, fees and distributions that may or will be paid by the Partnership to the General Partner. For more detailed information, see the Partnership Agreement.

MANAGEMENT FEE

     The General Partner, pursuant to the Partnership Agreement, manages all aspects of daily operations of the Partnership's systems, including engineering, maintenance, programming, advertising, marketing and sales programs, preparation of financial reports, budgets and reports to governmental and regulatory agencies and liaison with federal, state and local government officials. Since December 31, 1986, the Partnership has engaged the General Partner to manage the operations of the Partnership. The Partnership pays the General Partner a management fee of 5% of the gross revenues of the Partnership, excluding revenues from the sale or disposition of any cable television system. Such fee is computed and payable in cash on a monthly basis. The Partnership's Bank Credit Agreement contains various covenants which, among other things, limit the payment in cash of management fees to no more than approximately $1.5 million per year in 1995 and to approximately $765,000 in 1996, so long as aggregate borrowings under the bank agreement exceed $87.5 million. In addition, the General Partner is entitled to reimbursement on a monthly basis from the Partnership for its direct and indirect expenses allocable to the operation of the Partnership which include, but are not limited to, reimbursement for expenses related to the performance of the management functions described above, including office rent, supplies, telephone, travel, copying charges and compensation of any officers and any other full or part-time employees. The amount of reimbursed expenses that the Partnership may pay in cash to the General Partner is limited by the terms of the Partnership's Bank Credit Agreement to $1.9 million per annum. Any management fees or reimbursed expenses earned in excess of the limitations noted above are deferred. The Partnership will be obligated to pay all deferred fees and reimbursed expenses at the point in time the restrictions imposed by the Bank Credit Agreement are removed. Furthermore, the Bank Credit Agreement contains various financial covenants which may effectively limit the amount of management fees and reimbursed expenses that may be paid by the Partnership. Notwithstanding the foregoing, the Partnership may not reimburse the General Partner for the salaries of Mr. Nathanson or Mr. Intiso. For the year ended December 31, 1995, the management fees and reimbursed expenses totaled $4.6 million.

PARTICIPATION IN DISTRIBUTIONS

     The General Partner is entitled to share in distributions from, and profits and losses in, the Partnership. See Item 5., "Market for Registrant's Common Equity and Related Stockholder Matters."

DISPOSITION FEE

     Pursuant to the Partnership Agreement upon the sale of any cable television system to any person (including any sale to the General Partner or any affiliate of the General Partner, as provided for in the Partnership Agreement), the Partnership must pay the General Partner 2-1/2% of the gross proceeds from the sale less any amounts paid as brokerage or similar fees to third parties. Notwithstanding the foregoing, if such amount payable to the General Partner is a negative number, the General Partner shall neither be paid anything by, nor owe anything to, the Partnership.

NO ACQUISITION FEE
     The Partnership is not required to pay any fee to the General Partner in connection with the acquisition of cable television systems already acquired or to be acquired.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 14, 1996, the beneficial ownership of Units of each director of FHGI, of all directors and executive officers of FHGI as a group and each person who, to the knowledge of the General Partner, owned more than 5% of the outstanding Units of limited partnership interest of the Partnership and the percentage of all Units outstanding held by such persons.


NAME AND ADDRESS OF BENEFICIAL               AMOUNT AND NATURE OF  PERCENT
OWNER (1)                                    BENEFICIAL OWNERSHIP  OF CLASS
------------------------------------         --------------------  --------
Marc B. Nathanson(2)                         1,882,913             29.4
Greg A. Nathanson(3)                         1,294,530             20.2
c/o KTTV
5746 Sunset Boulevard
Los Angeles, CA  90028
Nathanson Testamentary Trust B(4)            1,260,530             19.7
Nathanson Testamentary Trust B II(4)         1,260,530             19.7
Advance TV of California, Inc.(5)            1,260,530             19.7
Frank J. Intiso                                  9,000              (6)
Stanley S. Itskowitch                            8,000              (6)
Michael K. Menerey                               1,650              (6)
Unofficial Unitholder
Oversight Committee of Falcon Cable Systems
Company(7)                                   1,428,640             22.3
c/o Abner B. Kurtin, The Baupost Group, Inc
44 Brattle Street
Cambridge, MA  02238-9125
Arrow Holdings LLC                             322,400              5.1
1880 Century Park East
Los Angeles, CA  90067
All directors and executive officers
as a group (4 persons)                       1,901,563             29.7

(1) Unless otherwise indicated, the address of each Unitholder is: c/o Falcon Cable TV, 10900 Wilshire Boulevard, Suite 1500, Los Angeles, California 90024.

(2) Reported beneficial ownership includes 569,783 Units held directly by Marc Nathanson and 1,260,530 Units held by Advance TV of California, Inc. Reported beneficial ownership also includes an aggregate of 18,600 Units held either directly by Marc B. Nathanson's children or trusts for the benefit of his children, and 34,000 Units held by trusts for the benefit of Greg A. Nathanson's children of which Marc B. Nathanson is the sole trustee.

(3) Reported beneficial ownership consists of 1,260,530 Units held by Advance TV of California, Inc. and an aggregate of 34,000 Units held by trusts for the benefit of Greg A. Nathanson's children.

(4) Reported beneficial ownership consists of 1,260,530 Units held by Advance TV of California Inc. Marc B. Nathanson is the sole beneficiary of Nathanson Testamentary Trust B and Greg A. Nathanson is the sole beneficiary of Nathanson Testamentary Trust B II.

(5) Nathanson Testamentary Trust B and Nathanson Testamentary Trust B II each own 42.5%, and Marc B. Nathanson and Greg A. Nathanson own 10% and 5%, respectively, of the common stock of Advance TV of California, Inc.

(6) Less than 1%.

(7) Based solely on a review of a Schedule 13D filed with the Partnership as of January 29, 1996. Reported beneficial ownership includes The Baupost Group, Inc., 500,200 (7.8% ) Units held, Cumberland Associates, 378,900 (5.9%) Units held, Tweedy, Browne Company L.P., 290,040 (4.5%) Units held, Harvest Capital, L.P., 170,000 (2.7%) Units held and Arthur Zankel, 89,500 (1.4%) Units held. See "Item 13 - Certain Relationships and Related Transactions - Recent Developments."

     As of March 3, 1996, the common stock of FHGI was owned as follows: 78.5 % by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In connection with the formation of Falcon Community Cable, on August 15, 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into ten percent of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right.
In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1996, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso, H&FII and two other individuals held 58.9%, 12.1%, 16.3% and 0.6% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

     As of March 3, 1996, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P., 2.58% of Falcon Video Communications and representing 30.0% of the Partnership. In accordance with the respective partnership agreements of the partnerships mentioned above, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     FHGLP and its affiliates, including Marc B. Nathanson and other members of the senior management team, currently own varying interests in and operate additional cable television systems, currently manage additional cable television systems for the accounts of others, and, subject to the terms of the Partnership Agreement, may form, jointly or separately, other limited partnerships or entities to acquire, develop and operate other cable television systems. The current management activities of FHGLP's senior management are primarily on behalf of certain affiliated cable television partnerships, for which FHGLP receives management fees. As a result of such relationships, however, conflicts of interest may arise at various stages with respect to the allocation of time, personnel and other resources of FHGI, FHGLP and such other affiliates and members of senior management.

     Upon acquiring the Porterville system in November 1985 (see Item 1., "Business-Description of the Partnership's Systems-Tulare Region"), the Partnership assumed a lease for the Porterville system office facilities, which are used to operate the systems of the Tulare region. In March 1986, Marc B.

Nathanson together with his wife purchased the leased property. The present lease, which was renewed in January 1995 and expires on March 29, 1999, currently calls for rental payments of $3,248 per month, which will remain unchanged through December 31, 1996. After this date, the payments will be indexed for inflation. The General Partner believes that the terms of the lease are consistent with leases between unaffiliated parties involving similarly situated properties.

     FHGLP leases certain office space for its corporate financial center (located in Pasadena, California) from a partnership owned by Marc B. Nathanson and his wife (the "Pasadena Lease"). The Pasadena Lease commenced on October 1, 1990 and was for a term of five years. The Partnership is in the process of negotiating a new lease and currently pays rent on a month to month basis. The base rent is currently approximately $33,000 per month. FHGLP believes that the terms of the new Pasadena lease will be consistent with leases between unaffiliated parties involving similarly situated properties.

CONFLICTS OF INTEREST

     In March 1993, FHGLP, a new entity, assumed the management services operations of FHGI. Effective March 29, 1993, FHGLP began receiving management fees and reimbursed expenses which had previously been paid by the General Partner, as well as the other affiliated entities mentioned above, to FHGI. The management of FHGLP is substantially the same as that of FHGI.

     FHGLP also manages domestic and international cable operations owned by it as well as the operations of Falcon Classic Cable Income Properties, LP, Falcon Video Communications and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the corporate general partner. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the General Partner have also been involved in the management of other cable ventures, including numerous recent international cable ventures that FHGLP and affiliated entities have entered into. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

     These affiliations and other ventures subject FHGI, FHGLP, and the General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

     Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which partnerships. Moreover, sales of assets of the Partnership to the entities controlled by management may give rise to conflicts of interests. The fees payable to the General Partner have not been negotiated on an arm's-length basis. The Partnership Agreement permits the General Partner to cause the Partnership to enter into joint ventures with the General Partner and its affiliates. The General Partner may cause the Partnership to purchase systems from the General Partner or an affiliate of the General Partner so long as the price paid is equal to or less than the appraised value of the systems as determined by a nationally-recognized independent appraiser. The cost of any such appraisal will be paid by the General Partner.

     The Partnership has entered into a management agreement with the General Partner, who in turn has contracted with FHGLP to provide the management services. The Partnership may enter into future agreements, including joint ventures and agreements relating to programming services with the General Partner, FHGLP or their respective affiliates. Thus, a conflict of interest could arise among the General Partner, FHGLP or their respective affiliates and the Partnership. Although any such agreements will not be negotiated at arm's length, the General Partner will cause the terms of all such transactions among the Partnership and the General Partner, FHGLP and their respective affiliates to be no less favorable to the Partnership than those which could be obtained by the Partnership from independent third parties.

     Substantial fees are payable to the General Partner and FHGLP in connection with the Partnership. See Item 11., "Executive Compensation."

     The General Partner will resolve all conflicts of interest in accordance with its fiduciary duties. See "Fiduciary Responsibility and Indemnification of the General Partner" below. The Partnership Agreement does not permit the Partnership to make loans to the General Partner or any of its affiliates without the approval of a majority of interests of limited partners.

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE GENERAL PARTNER

     A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the partnership (a partnership derivative action) to recover damages from third parties.
Section 15701 of the California Corporations Code provides that any limited partner may bring a class action on behalf of all or a class of limited partners to enforce any claim common to those limited partners against a limited partnership or any or all of its general partners, without regard to the number of those limited partners, and such action shall be governed by the law governing class actions generally.

     Section 15702 of the California Corporations Code also allows a partner to maintain a partnership derivative action if certain conditions are met. The Assignor Limited Partner has assigned its rights to bring such actions to the Unitholders. Certain cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership units.

     The Partnership Agreement provides that the General Partner, members of the Partnership's Advisory Committee, FHGI and their affiliates (which includes FHGLP), officers and directors will not be liable to the Partnership, its limited partners or Unitholders for, and shall be indemnified by the Partnership for, any liability they incur on account of any act performed or omitted by such indemnitee in good faith and if the indemnitee's conduct did not amount to gross negligence or fraud. Therefore, Unitholders will have a more limited right of action than they would have absent the limitations in the Partnership Agreement. The Partnership Agreement also provides for indemnification by the Partnership of the General Partner, members of the Partnership's Advisory Committee, FHGI and their affiliates (which includes FHGLP), officers and directors for liabilities that they incur by reason of any act performed or omitted by such indemnitee in good faith and if the indemnitee's conduct did not amount to gross negligence or fraud. The General Partner has agreed to continue such indemnification of the members of the Advisory Committee following termination of the Partnership. In addition, the Partnership maintains, at its expense and in such reasonable amounts and at such reasonable prices as the General Partner shall determine, a liability insurance policy which insures the General Partner, members of the Partnership's Advisory Committee, FHGI and their affiliates (which includes FHGLP), officers and directors against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

     The foregoing summary describes in general terms the remedies available under state and federal law to limited partners for breach of fiduciary duty by a general partner and is based on statutes, rules and decisions as of the date of this report on Form 10-K. As this is a rapidly developing and changing area of the law, Unitholders who believe that a breach of fiduciary duty by the General Partner has occurred should consult their own counsel as to the evaluation of the status of the law at such time.

RECENT DEVELOPMENTS

     The information contained in the Current Report on Form 8-K dated March 11, 1996 of the Partnership, as amended, is hereby incorporated by reference.

STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including, without limitation, the effects of legislative and regulatory changes; the potential of increased levels of competition for the Partnership; technological changes; the Partnership's dependence upon third-party programming; the approaching termination of the Partnership (including, without limitation, the potential exercise of the Purchase Right, as described in the Partnership's Current Report on Form 8-K dated March 11, 1996, as amended); the absence of unitholders participation in the governance and management of the Partnership; limitations on borrowings by the Partnership contained in the Partnership Agreement and in the Bank Credit Agreement; the management and sales fees payable to the General Partner; the exoneration and indemnification provisions contained in the Partnership Agreement relating to the General Partner and others; potential conflicts of interest involving the General Partner and its affiliates; the potential liability of unitholders to creditors of the Partnership to the extent of such distribution made to such unitholder if, immediately after such distribution (whether or not the Partnership continues to exist), the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities of the Partnership; the risk that the Partnership might no longer be taxed as a partnership under certain circumstances; and other risks detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission.

                                               PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K


(a)   1.    Financial Statements

            Reference is made to the Index to Financial
            Statements and Schedule on page F-1.


(a)   2.    Financial Statement Schedules

            Reference is made to the Index to Financial
            Statements and Schedule on page F-1.


(a)   3.    Exhibits

            Reference is made to the Index to Exhibits on Page E-1.


(b)  Reports on Form 8-K

     The Registrant filed a Form 8-K dated January 29, 1996 reporting other events.

     The Registrant filed a Form 8-K dated March 11, 1996, as amended, reporting other events.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 1996.

                                  FALCON CABLE SYSTEMS COMPANY, A
                                  CALIFORNIA LIMITED PARTNERSHIP


                                  By   Falcon Cable Investors Group,
                                       Managing General Partner

                                  By   Falcon Holding Group, L.P.
                                       General Partner

                                       By  Falcon Holding Group, Inc.
                                           General Partner

                                           By /s/ Michael K. Menerey
                                              --------------------------
                                                  Michael K. Menerey
                                                Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 1996.


       Signature                  Title
   -------------------------  -----------------------------------------------

                              Director of Falcon Holding Group, Inc.
                                and Chief Executive Officer of the Registrant
   /s/ Marc B. Nathanson        (Principal Executive Officer)
   -------------------------
     Marc B. Nathanson


                              Chief Financial Officer and
                                Secretary of the Registrant
   /s/ Michael K. Menerey       (Principal Financial and Accounting Officer)
   -------------------------
     Michael K. Menerey


   /s/ Stanley S. Itskowitch  Director of Falcon Holding Group, Inc.
   -------------------------
     Stanley S. Itskowitch

               INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                   Page
                                                   ----

Report of Independent Auditors                      F-2

Report of Independent Certified Public Accountants  F-3

Balance Sheets - December 31, 1994 and 1995         F-4

Financial Statements for each of the three years in the period ended December 31, 1995:

    Statements of Operations                        F-5

    Statements of Partners' Equity (Deficit)        F-6

    Statements of Cash Flows                        F-7

Summary of Accounting Policies                       F-8

Notes to Financial Statements                       F-11

Schedule II  -  Valuation and Qualifying Accounts   F-22


All other schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS


Partners
Falcon Cable Systems Company (A California Limited Partnership)


     We have audited the balance sheets of Falcon Cable Systems Company (a California limited partnership) as of December 31, 1994 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 1 and Note 10 to the financial statements, the Partnership is due to terminate on December 31, 1996, unless extended as provided for in the Partnership Agreement. In addition, substantially all of the Notes Payable are due on December 31, 1996. The General Partner has begun the process of terminating the Partnership, which could result in the eventual sale of the Partnership's assets to either affiliates of the General Partner or to third parties on or before December 31, 1996. The financial statements have been prepared on the basis that the Partnership's business will be sold as a going concern. The fair market value of the Partnership's assets and the proceeds generated from their sale may differ from amounts reported in the financial statements.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Cable Systems Company at December 31, 1994 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the two years ended December 31, 1995.


                                                     /s/  ERNST & YOUNG LLP


Los Angeles, California
February 20, 1996, except for
Note 10 as to which the date is March 22, 1996

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Falcon Cable Systems Company


     We have audited the accompanying statements of operations, partners' equity (deficit), and cash flows of Falcon Cable Systems Company for the year ended December 31, 1993. We have also audited the schedule listed in the accompanying index for the year ended December 31, 1993. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Falcon Cable Systems Company for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


     /s/  BDO SEIDMAN, LLP

Los Angeles, California
February 16, 1994

                          FALCON CABLE SYSTEMS COMPANY

                                 BALANCE SHEETS


                                                                    December 31,
                                                   -------------------------------------------
                                                            1994                     1995
                                                   -----------------               -----------
                                                                (Dollars in Thousands)
ASSETS:
Cash and cash equivalents                          $           2,987               $     2,018
Receivables, less allowance of $73,000
and $175,700 for possible losses                               2,287                     1,363
Prepaid expenses and other                                     1,390                     1,835
Cable materials, equipment and supplies                        1,206                     1,418
Available-for-sale securities                                  7,110                         -
Property, plant and equipment, less
accumulated depreciation                                      65,460                    69,646
Franchise cost and goodwill, less
accumulated amortization of
$29,629,000 and $34,346,000                                   36,096                    31,286
Customer lists and other intangible
costs, less accumulated amortization
of $9,480,000 and $1,862,000                                   2,890                     2,299
                                                   $         119,426               $   109,865


                                LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
                                ------------------------------------------
LIABILITIES:
Notes payable                                      $         170,439               $   171,870
Accounts payable                                               2,487                     1,694
Accrued expenses                                               9,463                    10,905
Payable to general partner                                     3,003                     4,621
Customer deposits and prepayments                                684                       632
TOTAL LIABILITIES                                            186,076                   189,722
COMMITMENTS AND CONTINGENCIES
PARTNERS' EQUITY (DEFICIT)
General partner                                                   42                      (22)
Limited partners                                            (73,600)                  (79,835)
Unrealized gain on available-for-sale securities               6,908                         -
TOTAL PARTNERS' DEFICIT                                     (66,650)                  (79,857)
                                                   $         119,426               $   109,865

                     See accompanying summary of accounting
                  policies and notes to financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                            STATEMENTS OF OPERATIONS


                                                      Year ended December 31,
                                      ------------------------------------------------------
                                             1993                1994                 1995
                                      ------------        ------------            ----------
                                               (Dollars in thousands except net
                                               loss per limited partnership unit)
REVENUES                              $     53,743        $     52,896            $    52,935
EXPENSES:
Service costs                               14,430              15,265                 16,213
General and administrative expenses          7,986               8,367                  8,188
General Partner management fees
and reimbursed expenses                      4,742               4,625                  4,619
Depreciation and amortization               17,223              17,345                 16,825
                                            44,381              45,602                 45,845
                                      ------------        ------------            -----------
Operating income                             9,362               7,294                  7,090
OTHER INCOME (EXPENSE)
Interest expense                          (14,553)            (14,403)               (16,897)
Interest income                                 43                  91                    102
Other income (expense)                       (350)               (225)                  5,901
NET LOSS                              $    (5,498)        $    (7,243)            $   (3,804)
NET LOSS PER LIMITED
PARTNERSHIP UNIT                      $     (0.85)        $     (1.12)            $    (0.59)
WEIGHTED AVERAGE LIMITED
PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD                            6,398,913           6,398,913              6,398,913

                     See accompanying summary of accounting
                  policies and notes to financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                                       Unrealized
                                                                         Gain on
                                                                        Available-
                                   General             Limited           for-Sale
                                   Partner            Partners          Securities               Total
                                 ----------        --------------    -------------------    -------------
                                                       (Dollars in Thousands)


PARTNERS' EQUITY (DEFICIT),
January 1, 1993,                   $        169    $    (60,986)       $        -          $  (60,817)
Net loss for year                          (55)          (5,443)                -              (5,498)
PARTNERS' EQUITY (DEFICIT),
December 31, 1993                           114         (66,429)                -             (66,315)
Net loss for year                          (72)          (7,171)                -              (7,243)
Unrealized gain on
available-for-sale
securities                                    -                -            6,908              6,908
PARTNERS' EQUITY (DEFICIT),
December 31, 1994                            42         (73,600)            6,908             (66,650)
Distributions to partners                  (25)          (2,470)                -              (2,495)
Net loss for year                          (39)          (3,765)                -              (3,804)
Sale of available-for-sale
securities                                    -                -          (6,908)              (6,908)
PARTNERS' DEFICIT,
December 31, 1995                  $       (22)    $    (79,835)       $        -          $  (79,857)
                                   ===========     ============        ==========          ==========

                     See accompanying summary of accounting
                  policies and notes to financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                            STATEMENTS OF CASH FLOWS


                                                                             Year ended December 31
                                                           -----------------------------------------------------------
                                                                   1993                  1994                1995
                                                           ------------------     -----------------     --------------
                                                                              (Dollars in Thousands)


Cash flows from operating activities:
Net loss                                                     $     (5,498)           $   (7,243)           $   (3,804)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation and amortization                                       17,223                17,345                16,825
Amortization of deferred loan costs                                      -                     -                   559
Gain on sale of available-for-sale securities                            -                     -               (7,562)
Provision for losses on receivables                                    922                   806                   775
Deferred interest expense                                              595                   685                   957
Increase (decrease) from changes in:
Receivables                                                        (1,094)               (1,870)                   149
Prepaid expenses and other assets                                    (176)                  (18)                 (446)
Cable materials and supplies                                           671                 (536)                 (212)
Accounts payable                                                       139                 1,040                 (793)
Accrued expenses and other                                           1,692                 1,059                 3,060
Customer deposits and prepayments                                     (91)                 (174)                  (52)
Other                                                                   24                    42                     -
                                                               -----------            ----------              --------
Net cash provided by
operating activities                                                14,407                11,136                 9,456
                                                               -----------            ----------              --------
Cash flows from investing activities:
Capital expenditures                                               (7,789)               (8,261)              (14,926)
Increase in intangible assets                                        (563)                 (308)                 (353)
Acquisition of cable television systems                                  -               (1,056)                     -
Proceeds from sale of available-for-sale
securities                                                               -                     -                 7,764
                                                               -----------            ----------              --------
Net cash used in
investing activities                                               (8,352)               (9,625)               (7,515)
                                                               -----------            ----------              --------
Cash flows from financing activities:
Borrowings under notes payable                                      11,324                14,927                13,329
Repayment of debt                                                 (15,360)              (14,000)              (12,854)
Distributions to partners                                          (1,357)                     -               (2,495)
Deferred loan costs                                                  (362)                 (637)                 (890)
                                                               -----------            ----------               -------
Net cash provided by
(used in) financing activities                                     (5,755)                   290               (2,910)
                                                               -----------            ----------               -------
Net increase (decrease) in cash                                        300                 1,801                 (969)
Cash and cash equivalents at
beginning of year                                                      886                 1,186                 2,987
                                                               -----------            ----------               -------
Cash and cash equivalents at end of year                       $     1,186            $    2,987               $ 2,018
                                                               ===========            ==========               ========

                    See accompanying summary of accounting
                 policies and notes to financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                         SUMMARY OF ACCOUNTING POLICIES


FORM OF PRESENTATION

     Falcon Cable Systems Company, a California limited partnership (the "Partnership"), pays no income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. Congress has enacted legislation which should allow the Partnership to retain its current tax status as a partnership through December 31, 1997, or the term of the Partnership, which is scheduled to end on December 31, 1996. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1995 the tax basis of the Partnership's net assets exceeded its book basis by $39,114,700.

     The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes, of the partners.

CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.


CABLE MATERIALS, EQUIPMENT AND SUPPLIES

     Cable materials, equipment and supplies are stated at cost using the first-in, first-out method. These items are capitalized until they are used for system upgrades, customer installations or repairs to existing systems. At such time, they are either transferred to property, plant and equipment or expensed, as appropriate.


PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION AND AMORTIZATION

     Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives:


Cable television systems:
Headend equipment          7-15 years
Trunk and distribution     7-15 years
Microwave equipment        7-10 years
Other:
Furniture and equipment    5-10 years
Vehicles                   3-5  years
Leasehold improvements     Life of lease

                            FALCON CABLE SYSTEMS COMPANY

                           SUMMARY OF ACCOUNTING POLICIES
                                    (CONTINUED)


FRANCHISE COST AND GOODWILL

     The excess of cost over the fair value of tangible assets and customer lists of cable television systems acquired represents the cost of franchises and goodwill. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises. These costs (primarily legal fees) are direct and incremental to the acquisition of the franchise and are amortized using the straight-line method over the lives of the franchises, ranging up to 12 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

CUSTOMER LISTS AND OTHER INTANGIBLE COSTS

     Customer lists and other intangible costs include customer lists and organization costs which are amortized using the straight-line method over five years and covenants not to compete which are amortized over the life of the covenant.

DEFERRED LOAN COSTS

     Costs related to borrowings are capitalized and amortized to interest expense over the life of the related loan.

RECOVERABILITY OF ASSETS

     The Partnership assesses on an on-going basis the recoverability of intangible assets, including goodwill, and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to the undiscounted cash flow estimate. The Partnership also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

REVENUE RECOGNITION

     Revenues from cable services are recognized as the services are provided.

                          FALCON CABLE SYSTEMS COMPANY

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONCLUDED)


DERIVATIVE FINANCIAL INSTRUMENTS

     As part of the Partnership's management of financial market risk, and as required by the Partnership's Bank Credit Agreement, the Partnership enters into various transactions that involve contracts and financial instruments with off-balance-sheet risk, including interest rate swap, interest rate cap and interest rate collar agreements. The Partnership enters into these agreements in order to manage the interest-rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with interest rate swap and interest rate cap agreements is recognized as interest rates change and is charged or credited to interest expense over the life of the agreements. Gains or losses for early termination of those contracts are recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.

EARNINGS AND LOSSES PER UNIT

     Earnings and losses are allocated 99% to the limited partners and one percent to the General Partner. Earnings and losses per limited partnership unit is based on the weighted average number of limited partnership units outstanding during the period.

RECLASSIFICATIONS

     Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          FALCON CABLE SYSTEMS COMPANY

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

     The Partnership, or its predecessors, commenced operations in May 1975. The Partnership owns and operates cable television systems in California and Western Oregon. Falcon Cable Investors Group, a California limited partnership (the "General Partner"), is the general partner of the Partnership. The general partner of the General Partner is Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"). The general partner of FHGLP is Falcon Holding Group, Inc., ("FHGI"). On December 31, 1986, the Partnership was reorganized as a Master Limited Partnership and sold 4,000,000 units of limited partnership interests. On June 30, 1987, an additional 600,000 units were sold.

     The term of the Partnership ends on December 31, 1996, unless extended as described in the Partnership Agreement. The General Partner has begun the process of terminating the Partnership which will result in the eventual sale of the Partnership's assets to either affiliates of the General Partner or to third parties on or before December 31, 1996. The financial statements have been prepared on the basis that the Partnership's business will be sold as a going concern. The fair market value of the Partnership's assets and the proceeds generated from their sale will differ from the amounts reported in the financial statements. (See Note 10).


NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                  December 31,
                                         -----------------------------
                                            1994              1995
                                         -----------       -----------
                                             (Dollars in Thousands)


Cable television systems                 $   114,333       $   127,192
Furniture and equipment                        4,224             4,447
Vehicles                                       3,265             3,570
Leasehold improvements                         2,648             2,659
                                         -----------        ----------
                                             124,470           137,868
Less accumulated depreciation                (59,010)          (68,222)
                                         -----------        ----------
                                         $    65,460        $   69,646
                                         ===========        ==========

                             FALCON CABLE SYSTEMS COMPANY

                             NOTES TO FINANCIAL STATEMENTS
                                      (CONTINUED)


NOTE 3 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," relating to, among other things, accounting for debt and equity securities which will neither be held to maturity nor sold in the near term. Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of partners' equity (deficit). The Partnership's securities requiring treatment as available-for-sale securities consisted solely of 168,780 shares of common stock of QVC Network, Inc. ("QVC"), with a cost basis of $202,000 and an aggregate fair value of $7,110,000 at December 31, 1994. On February 10, 1995 the Partnership received net proceeds of approximately $7,764,000 upon the acquisition of its shares in QVC pursuant to a tender offer by Liberty Media Corporation and Comcast Corporation for $46.00 per share. A special, one-time distribution to Unitholders of approximately $2,495,000 related to this transaction was declared on March 14, 1995. The remaining proceeds of $5,269,000 were used to temporarily pay down bank debt.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

     The carrying amount approximates fair value due to the short maturity of those instruments.

Available-for-sale securities

     The fair value of available-for-sale securities is based on quoted market prices.

Notes Payable

     The fair value of the Partnership's notes payable is based on quoted market prices for similar issues of debt with similar remaining maturities.

Interest Rate Hedging Agreements

     The fair value of interest rate hedging agreements is estimated by obtaining quotes from brokers as to the amount either party to the agreement would have to pay or receive in order to terminate the agreement. During 1995, as discussed in Note 4 to the financial statements, the Partnership entered into interest rate derivative contracts on notional amounts aggregating $100,000,000 with maturity dates which extend beyond the termination date of the Partnership. These contracts are not considered hedges for accounting purposes, and are recorded at fair value at December 31, 1995.

                            FALCON CABLE SYSTEMS COMPANY

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)


     The following table depicts the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31:


                                                    1994                                 1995
                                        -----------------------------       ------------------------------
                                         Carrying            Fair            Carrying            Fair
                                         Value (1)           Value           Value (1)           Value
                                         ----------         ---------        ----------       ------------
                                                            (Dollars in Thousands)
Assets:
Cash and cash equivalents                $    2,987        $    2,987        $    2,018        $    2,018
Available-for-sale securities                 7,110             7,110                 -                 -
Liabilities:
Notes Payable (Note 4):
Bank credit agreement (3)                   164,700           164,700           165,000           165,000
Other subordinated notes (2)                  5,730             5,730             6,870             6,870
Interest rate swap agreements                     -                 -             1,407             1,407

                                         Notional            Fair              Notional           Fair
                                         Amount(4)          Value(5)            Amount          Value(5)
                                         ---------          ---------        ----------       ------------
Off - Balance Sheet Interest Rate
Hedging Agreements (Note 4):
Interest rate swaps                      $  135,000        $     (360)       $  195,000        $     (581)
Interest rate caps                           55,000               598            55,000                 -
Interest rate collar                         10,000                 5                 -                 -

-------------
(1) Carrying amounts represent cost basis, except for available-for-sale securities and interest rate swap agreements, which are carried at fair value.

(2) Determined based on quoted market prices for those or similar notes.

(3) Due to the variable rate nature of the indebtedness, the fair value approximates the carrying value.

(4) The amount on which the interest has been computed is $135,000,000 for swaps and $20,000,000 for caps. The balance of the contract totals presented above reflect contracts entered into as of December 31, 1994 which did not become effective until 1995 and 1996 as existing contracts expire.

(5) The amount that the Partnership estimates it would receive (pay) to terminate the hedging agreements. This amount is not recognized in the consolidated financial statements.

                              FALCON CABLE SYSTEMS COMPANY

                             NOTES TO FINANCIAL STATEMENTS
                                      (CONTINUED)


NOTE 4 - NOTES PAYABLE
     Notes payable consist of:


                                        December 31,
                                   --------------------------
                                      1994             1995
                                   ---------       ----------
                                     (Dollars in Thousands)

Notes to banks (a):
Term Loan                         $   92,000       $   92,000
Revolver                              72,700           73,000
                                  ----------       ----------
                                     164,700          165,000
Other (b)                              5,739            6,870
                                  ----------       ----------
                                  $  170,439       $  171,870
                                  ==========       ==========

     (a) Notes to Banks

     On November 2, 1992, the Partnership entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the "Bank Credit Agreement") with seven banks which, as amended, provides for aggregate borrowings of $167,000,000. The Bank Credit Agreement replaced the Partnership's $200,000,000 revolving line of credit agreement and consists of a $92,000,000 term loan (the "Term Loan") and a $75,000,000 revolving loan (the "Revolver"). The original principal balance under the Term Loan of $100,000,000 was payable in twenty-eight quarterly installments, in varying amounts, commencing March 1993. The Revolver was scheduled to convert to a term loan on December 31, 1994 at which time the then outstanding balance would have become payable in twenty-four quarterly installments, in varying amounts, commencing March 1995. On March 13, 1995, the Partnership's management executed an amendment to the Bank Credit Agreement (the "Amendment"), that was effective as of December 31, 1994. The Amendment extended the revolving credit period through December 31, 1996 and eliminates the scheduled principal repayments in 1995 and 1996 under the Term Loan by making the entire facility due on December 31, 1996, to coincide with the scheduled termination of the Partnership. Borrowings under both facilities bear interest, at the Partnership's option, at (i) the prime rate plus 1.375%; (ii) the CD rate plus 2.50%; or (iii) LIBOR plus 2.375%. The Amendment also provides that if no transaction to dissolve the Partnership is approved as of April 1, 1996, the interest rates outlined herein will increase by 0.25%; and further provides that if no such transaction is approved by July 1, 1996, the interest rates will be increased an additional 0.25%.

     At December 31, 1995, the weighted average interest rate on aggregate borrowings (including the effects of the interest rate hedging agreements) was 9.6%. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of the Revolver. There is no additional borrowing capacity under the Revolver. Borrowings under the Bank Credit Agreement are collateralized by substantially all of the Partnership's assets. The lending banks have no recourse rights against the assets of the Unitholders or the General Partner.

     The Bank Credit Agreement, as amended, contains various restrictions relating to, among other items, mergers and acquisitions, investments, indebtedness, contingent liabilities and sale of property.

                            FALCON CABLE SYSTEMS COMPANY

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)


NOTE 4 - NOTES PAYABLE (Continued)

     The Bank Credit Agreement precludes the declaration or payment of distributions for periods subsequent to December 31, 1992, except for a special, one-time distribution declared on March 14, 1995 in connection with a gain on the sale of certain securities owned by the Partnership (See
Note 3). The Amendment places certain additional restrictions on the annual amount of management fees and reimbursed partnership expenses that the Partnership may pay in cash.

     The Bank Credit Agreement also contains financial covenants which may, among other things, limit the amount the Partnership may borrow. The Bank Credit Agreement as amended, currently provides that (i) the ratio of annualized cash flow to pro forma interest expense, as defined, must not be less than 1.5 to 1.0; (ii) the ratio of funded debt (borrowings less cash and equivalents) to cash flow must not exceed 6.25 to 1.0 through June 30, 1996 and
6.0 to 1.0 through December 31, 1996; (iii) capital expenditures may not exceed $12,500,000 in 1994, $19,500,000 in 1995 and $10,000,000 in 1996. Unused
capital expenditures in one year may be carried over to the following year. Management believes that the Partnership was in compliance with all its financial covenants at December 31, 1995.

     The Partnership Agreement, as amended on January 23, 1990, provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings (less cash and cash equivalents) does not exceed 65% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner.
     (b) Other

     1) The Partnership issued a $3,000,000 subordinated installment note as part of the consideration paid for three cable television systems acquired in 1990. On February 19, 1993, the Partnership amended the note agreement and extended the maturity date until January 1997. The amended note agreement bore interest at 15% until April 1, 1995 at which time it increased to 20% until maturity. In August 1995, the note amount was increased to $6,206,000 to reflect cumulative accrued but unpaid interest in the amount of $3,206,000.

     2) In connection with the acquisition of three cable systems in 1994, the Partnership has an agreement under which it is required to make equal annual installments of $85,715 through 2001. The discounted present value of the annual installments is $433,600 at December 31, 1995.

     (c) Interest Rate Hedging Agreements

     The Partnership utilizes interest rate hedging agreements to establish long-term fixed interest rates on variable rate debt. The Bank Credit Agreement requires that the Partnership maintain hedging arrangements with respect to at least 50% of the outstanding borrowings in order to manage the interest rate sensitivity on its borrowings. At December 31, 1995, the Partnership participated in interest rate

                          FALCON CABLE SYSTEMS COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                    (CONTINUED)


NOTE 4 - NOTES PAYABLE (Continued)

hedging contracts with aggregate notional principal of $155,000,000 under which the Partnership pays interest at fixed rates ranging from 5.53% to 11.08%, (weighted average rate of 6.96%), and receives interest at variable LIBOR-based rates. The Partnership has reduced this position by entering into an interest rate hedging contract with a notional amount of $30,000,000 under which it receives a fixed interest payment at 5.37% and pays interest at a variable LIBOR-based rate. At December 31, 1995 the Partnership participated in interest rate cap contracts aggregating $55,000,000 under which the Partnership will receive LIBOR-based payments if LIBOR rates exceed 7% to 8%. Of these contracts, $20,000,000 were not effective at December 31, 1995. The Partnership also participates in an interest rate contract, effective in 1996, with a notional amount of $10,000,000 under which the Partnership will pay a fixed rate of 7.12% and receive interest at a variable LIBOR-based rate.

     Contracts aggregating $100,000,000 have maturity dates significantly beyond December 31, 1996, the termination date of the Partnership. The General Partner entered into the contracts, which are assignable to affiliated entities managed by FHGLP, because of favorable rates and in anticipation that the contracts will either be assigned to a successor entity managed by FHGLP or to existing entities managed by FHGLP. However, these contracts cannot be considered hedges for accounting purposes, and as previously discussed in Note 3 to the financial statements, the Partnership recorded these contracts at their fair value at December 31, 1995. FHGLP intends to assign the contracts to affiliated entities upon dissolution of the Partnership.

     The hedging agreements resulted in additional interest expense of $4,674,000, $2,947,000 and $865,700 for the years ended December 31, 1993, 1994 and 1995, respectively. The Partnership does not believe that it has any significant risk of exposure to non-performance by any of its counterparties.

     (d) Debt Maturities

     The Partnership's notes to banks mature contractually at December 31, 1996.

     Given the scheduled termination of the Partnership at December 31, 1996, it is likely that all other outstanding indebtedness will be repaid on or before the Partnership's termination date.

                                  FALCON CABLE SYSTEMS COMPANY

                                  NOTES TO FINANCIAL STATEMENTS
                                            (CONTINUED)


NOTE 5 - PARTNERS' EQUITY (DEFICIT)

     Income and losses of the Partnership are allocated 99% to the Unitholders and 1% to the General Partner. At December 31, 1995, there were 6,398,913 limited partnership units outstanding. Distributions with respect to units in each year are made 99% to the Unitholders and 1% to the General Partner until Unitholders have received cash equal to the Preferred Return (an 11%, or $2.20 per unit, non-compounded cumulative annual return on the $20.00 initial public offering price of each unit computed for the period commencing from December 31, 1986). Any distributions in any year in excess of the Preferred Return (Excess Distributions) are made 99% to the Unitholders and 1% to the General Partner until such time as the aggregate amount of Excess Distributions to Unitholders equals the initial public offering price of the units. Thereafter, Excess Distributions are made 70% to Unitholders and 30% to the General Partner until the Unitholders have received a 17%, or $3.40 per unit, non-compounded cumulative annual return on the initial public offering price of the units (computed from the period commencing from December 31, 1986), after which Excess Distributions shall be made 50% to the Unitholders and 50% to the General Partner. See Note 10.


NOTE 6 - MANAGEMENT COMPENSATION

     The Partnership is obligated to pay the General Partner a 5% management fee based on gross revenues of the Partnership. In addition, the General Partner is entitled to reimbursement from the Partnership for certain expenses relating to the performance of management functions as described in the management agreement. The General Partner, in turn, has contracted with FHGLP to provide the management services to the Partnership. In March 1993, FHGLP assumed the operations of FHGI. As successor to the management service operations of FHGI, FHGLP receives management fees and reimbursed expenses which had previously been paid by the General Partner to FHGI.

     Management fees and reimbursed expenses amounted to $4,742,000, $4,625,000 and $4,619,000 for the years ended December 31, 1993, 1994 and 1995. Payment of approximately $1,618,000 was deferred in 1995 pursuant to restrictions in the Bank Credit Agreement. The cumulative amount deferred as of December 31, 1995 amounted to approximately $4,621,000. As discussed in Note 4, the Amended Bank Credit Agreement requires significant additional deferrals of management fees and reimbursed expenses in 1996. The Partnership will be obligated to pay these deferred management fees and reimbursed expenses at the point in time the restrictions imposed by the Bank Credit Agreement are removed, or upon the expiration of the Partnership or the sale of the Partnership's assets prior to the distributions to the Unitholders. See Note 10.

                                 FALCON CABLE SYSTEMS COMPANY

                                 NOTES TO FINANCIAL STATEMENTS
                                          (CONTINUED)


NOTE 7 - COMMITMENTS

     The Partnership leases land, office space and equipment under operating leases expiring at various dates through the year 2008. Pole attachment fees are excluded from the following table since those contracts can be canceled with notice. Future minimum rentals for operating leases at December 31, 1995 are as follows:

Year                Total
----        ----------------------
            (Dollars in Thousands)
1996                           173
1997                           131
1998                           111
1999                            67
2000                            45
Thereafter                     243
                              ----
                              $770
                              ====

     In most cases, management expects that, in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for the years ended December 31, 1993, 1994 and 1995 for all facilities amounted to approximately $310,000, $329,000 and $343,000.

     In addition, the Partnership rents line space on utility poles in some of the franchise areas it serves. These rentals amounted to $346,000, $421,000 and $342,000 for the years ended December 31, 1993, 1994 and 1995. Generally such pole rental agreements are short-term, but the Partnership expects such rentals to continue in the future.

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Partnership maintains a Key Executive Equity Program (the "Program") for certain key employees designated by the Partnership. Participants become vested over six years from the date of admission into the Program. Under the terms of the Program, participants derive benefits, as defined, in the Program based on achieving a specified operating margin percentage in conjunction with a specific percentage increase in cash flow in relation to the immediately preceding year. The effect of certain events and transactions, such as system acquisitions and dispositions, are adjusted on a pro forma basis in the determination of benefits. The Partnership incurred expenses under this Program of $222,000, $19,000 and $35,000 in 1993, 1994 and 1995, respectively.
On February 14, 1995, the Board of Representatives of the General Partner approved the termination of the Program. All current participants will continue to vest in their contributions, but there will be no new participants or future contributions.

                               FALCON CABLE SYSTEMS COMPANY

                               NOTES TO FINANCIAL STATEMENTS
                                        (CONTINUED)


NOTE 8 - EMPLOYEE BENEFIT PLANS (Continued)

     The Partnership also has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1993, 1994 or 1995.

NOTE 9 - CONTINGENCIES

     The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services.
Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. The Partnership believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) sunsets the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

     The attorneys general of approximately 25 states have announced the initiation of investigations designed to determine whether cable television systems in their states have acted in compliance with the FCC's rate regulations.

     A recent federal court decision could if upheld and if adopted by other federal courts, make the renewal of franchises more problematic in certain circumstances. The United States District Court for the Western District of Kentucky held that the statute does not authorize it to review a franchising authority's assessment of its community needs to determine if they are reasonable or supported by any evidence. This result would seemingly permit a franchising authority which desired to oust an existing operator to set cable-related needs at such a high level that the incumbent operator would have difficulty in making a renewal proposal which met those needs. This decision has been appealed. The Partnership was not a party to this litigation.

                               FALCON CABLE SYSTEMS COMPANY

                               NOTES TO FINANCIAL STATEMENTS
                                       (CONTINUED)


NOTE 9 - CONTINGENCIES (Continued)

     The Partnership has various contracts to obtain basic and premium programming for its Systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurances can be given that the Partnership's programming costs will not increase substantially, or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

NOTE 10 - PARTNERSHIP EXPIRATION

     As stated in Note 1 to the financial statements the Partnership expires on December 31, 1996 unless extended as described in the Partnership Agreement. The Partnership Agreement provides the General Partner or its affiliates the right to purchase for cash substantially all of the Partnership's cable systems at any time after December 31, 1991 (the "Purchase Right") without soliciting unaffiliated purchasers. Pursuant to the Partnership Agreement, in the event the General Partner or its affiliates exercise such right, the purchase price will be determined solely by reference to an "appraised value" determined pursuant to an appraisal process set forth in the Partnership Agreement (the "Appraisal Process"). In the event of a sale of a cable system, including a sale to the General Partner or its affiliates, the General Partner will be entitled to a fee equal to 2 1/2% of gross proceeds from the sale less any amounts paid as brokerage or similar fees to third parties.

     The Partnership has previously disclosed that the General Partner or its affiliates may from time to time explore the possibility of exercising the Purchase Right. As contemplated by the Partnership Agreement, the appraiser selected by the General Partner, the appraiser selected by a majority vote of the independent members of the Partnership's Advisory Committee, and the appraiser selected by the two appraisers so chosen have completed the appraisals as described above. The three appraisers are, respectively, Kane-Reece Associates, Inc., Malarkey-Taylor Associates, Inc., and Waller Capital Corporation. The gross value of the Partnership's assets, as determined by the average of the appraisers' reports and before deducting debt and other liabilities was determined to be $247,396,814. Based on this appraised value, after deducting debt and other liabilities, including fees due the General Partner, the liquidating distribution to unitholders would have been $9.08 per unit as of December 31, 1995. The ultimate amount, if the General Partner proceeds with the proposed transaction, will most likely vary from this amount.

     In conjunction with the initiation of the Appraisal Process, certain affiliates (the "Affiliates") of the Partnership and its General Partner, including Marc B. Nathanson (the Chairman of the Board, Chief Executive Officer, and a director of Falcon Holding Group, Inc., the General Partner's sole general partner) have made a preliminary proposal (the "Proposal") to the independent members of the Partnership's

                            FALCON CABLE SYSTEMS COMPANY

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONCLUDED)


NOTE 10 - PARTNERSHIP EXPIRATION  (Continued)

Advisory Committee with respect to an exchange transaction (the "Exchange"). Under the Proposal, the Exchange would take place immediately prior to the exercise by the General Partner or its affiliates of their right to purchase for cash substantially all of the Partnership's cable systems remaining after giving effect to the Exchange. In the Exchange, substantially all of the Units owned by the Affiliates would be exchanged for a portion (by value) of the Partnership's cable systems equal to the proportion of total outstanding Units exchanged by the Affiliates to the total units then outstanding. The Affiliates would also relieve the Partnership of an equal proportion of its total debt.

     Any decision of the General Partner or its affiliates to pursue the Proposal, the Exchange, or the sale of the cable systems of the Partnership in accordance with the rights of the General Partner under the terms of the Partnership Agreement (as described above) or otherwise, ultimately will be dependent upon numerous factors including, without limitation, (i) the receipt by the General Partner of an opinion of a qualified appraiser or other financial advisor selected by the independent members of the Partnership's Advisory Committee as to, among other things, the fairness of the Proposal as compared to a sale of all of the Partnership's cable systems (without giving effect to the Exchange) to the General Partner or its affiliates in accordance with their rights under the Partnership Agreement (as described above), or the conclusion on another basis that such fairness was otherwise established; (ii) the availability of necessary equity and debt financing on favorable terms;
(iii) the relative attractiveness of available alternative business and investment opportunities; (iv) the regulatory environment for cable properties;
(v) future developments relating to the Partnership and the cable industry, general economic conditions and other future developments. If the Proposal is pursued and the Exchange is consummated, the Affiliates expect that they would defer their potential tax liability as compared to a liquidation of the Partnership without effecting the Exchange.

     Although the foregoing reflects activities which the General Partner is currently exploring with the Partnership and the Affiliates with respect to the Partnership, the foregoing is subject to change at any time. Accordingly, there can be no assurance that the Proposal, the Exchange, or the sale of the cable systems of the Partnership in accordance with the rights of the General Partner and its affiliates under the terms of the Partnership Agreement or otherwise will be pursued or, if pursued, when and if any of them will be successfully consummated.

     In addition, the Partnership has entered into a letter agreement with a group of holders of limited partnership interests in the Partnership (the "Unofficial Unitholder Oversight Committee"), consisting of the Baupost Group, Inc., Cumberland Associates, Harvest Capital, L.P., and Tweedy, Browne, Company L.P., and collectively holding approximately 1,339,000 Partnership Units (or approximately 21% of the outstanding Units). As part of this agreement, the Partnership is required by the agreement to pay 50% of the Committee's legal fees up to a maximum of $50,000.

NOTE 11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     During the years ended December 31, 1993, 1994 and 1995, the Partnership paid cash interest amounting to $15,117,000, $14,088,000 and $16,780,000.

                           FALCON CABLE SYSTEMS COMPANY

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



Column A                      Column B       Column C         Column D         Column E
--------                     ----------     -----------     -------------     ----------
                                            Additions
                             Balance at     charged to                        Balance at
                             beginning       costs and                          end of
Description                  of period       expenses       Deductions(a)       period
-----------                  ----------     -----------     -------------     ----------
                                           (Dollars in Thousands)
Allowance for possible
losses on receivables
Year ended December 31,
1993                            $ 76           $922            $(864)           $134
1994                            $134           $806            $(867)           $ 73
1995                            $ 73           $775            $(672)           $176

(a)  Write-off uncollectible accounts

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                ------------

3.1 Amended and Restated Agreement of Limited Partnership of the Registrant dated as of December 15, 1986.(6)
3.2 Agreement of Limited Partnership of Falcon Cable Investors Group dated as of October 30, 1986 among Falcon Holding Group, Inc., Marc Nathanson and Frank Intiso.(2)
3.3  Articles of Incorporation of Falcon Holding Group, Inc.(2)
3.4  Certificate of Amendment of Articles of Incorporation of Falcon
     Holding Group, Inc.(2)
3.5  Certificate of Incorporation of Falcon Assignor Limited Partner, Inc.(2)
3.6 Amended and Restated Agreement of Limited Partnership of Falcon Cable Investors Group dated as of December 8, 1986 among Falcon Holding Group, Inc., Marc Nathanson and Frank Intiso.(2)
3.7 First Amendment to the Amended and Restated Agreement of Limited Partnership of the Registrant.(7)
3.8 Second Amendment to the Amended and Restated Agreement of Limited Partnership of the Registrant.(9)
     The Registrant has not filed, pursuant to Item 601(b)(iii), certain instruments defining the rights of holders of long-term debt because the amount of debt thereunder does not exceed 10% of the total assets of the Registrant; the Registrant agrees to furnish a copy of any such instruments to the Commission upon request.
4.1 Amended and restated revolving credit and term loan agreement among Falcon Cable Systems Company, the several Lenders parties hereto and Toronto-Dominion (Texas), Inc. as Agent, dated as of November 2, 1992.(13)
4.2 First amendment, dated as of March 12, 1993, to the Amended and Restated Credit Agreement dated as of November 2, 1992 among Falcon Cable Systems Company, the several lenders parties thereto, and Toronto-Dominion (Texas), Inc. as agent.
4.3 Second amendment, dated as of December 12, 1993, to the Amended and Restated Credit Agreement dated as of November 2, 1992 among Falcon Cable Systems Company, the several lenders parties thereto, and Toronto-Dominion (Texas), Inc. as agent.
4.4 Third amendment, dated as of December 31, 1995, to the Amended and Restated Credit Agreement dated as of November 2, 1992 among Falcon Cable Systems Company, the several lenders parties thereto, and Toronto-Dominion (Texas), Inc. as agent

10.1 Ordinance No. 1202 of the County of San Luis Obispo Granting a Community Antenna Television System Franchise to Cable Kor Communications Corporation, passed and adopted by the Board of Supervisors on December 13, 1971.(1)

10.2 Ordinance No. 247 of the City of Morgan Hill Granting a Franchise to Nation Wide Cablevision, Inc., to Construct, Operate and Maintain a Community Antenna Television System, passed and adopted by the City Council on December 4, 1968.(1)

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------

10.3 Ordinance No. 779 of the City of Gilroy Granting a Franchise to Gilroy Cable T.V. to Construct, Prepare and Maintain a Community Antenna Television System, adopted by the City Council on October 24, 1966.(1)
10.4 Ordinance No. 324 of the City of Hollister Granting to Gilroy Cable T.V.
     a Non-Exclusive Franchise to Construct, Operate and Maintain a Community Antenna Television System, passed and adopted by the City Council on August 18, 1969.(1)
10.5 Resolution No. 73-156 of the Board of Supervisors for the County of Monterey Granting CATV License to Southern Monterey County TV Cable, Inc., adopted April 24, 1973.(1)
10.6 Resolution No. 79-303 of the Board of Supervisors for the County of Monterey Granting CATV License to Registrant, adopted June 26, 1979.(1)
10.7 Resolution No. 79-398 of the Board of Supervisors for the County of Monterey Amending CATV License for Registrant to include Oak Hills Subdivision, passed and adopted July 31, 1979.(1)
10.8 Ordinance No. 2715 of the County of Tulare Approving the Sale of a Non-Exclusive Franchise to Falcon Cable TV of Northern California, passed and adopted July 1, 1986.(2)
10.9 Resolution No. 851467 of the County of Tulare Approving Assignment of
     CATV License from Trans-Video Corporation, dba Cox Cable Porterville to Falcon Cable TV of Northern California, passed and adopted October 8, 1985.(2)
10.10 Assignment of Cable Television Franchise dated as of November 21, 1985 by Trans-Video Corporation, dba Cox Cable Porterville to Falcon Cable TV of Northern California.(2)
10.11 Asset Purchase Agreement dated as of November 21, 1985 between the Registrant and Trans-Video Corporation dba Cox Cable Porterville, Inc.(2)
10.12 Asset Purchase Agreement dated as of June 13, 1986 among the Registrant, Oregon Cablevision Co., Cannon Beach Cablevision, Illinois Valley Cable T.V., Inc. and Creative Cablesystems.(8)
10.13 Assignment of Falcon Cablevision dated as of November 5, 1985 by the Registrant.(1)
10.14 Agreement of Transferee Partners of Falcon Cablevision dated November 5, 1985 by Advance Corporation, Blackhawk Communications Corporation, Falpro Corporation and Stan Industries Inc.(8)
10.15 Assignment of 800 Date Street Venture dated October 31, 1985 by the Registrant.(1)
10.16 Agreement of Transferee Partners of 800 Date Street Venture dated
      October 28, 1985 by Advance Corporation, Blackhawk Communications Corporation, Falpro Corporation and Stan Industries Inc.(1)
10.17 Assignment and Assumption Agreement dated October 28, 1985 among the Registrant, Advance Corporation, Blackhawk Communications Corporation, Falpro Corporation and Stan Industries Inc.(1)

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                ------------

10.18 Partnership Grant Deed dated October 31, 1985 among the Registrant, Advance Corporation, Blackhawk Communications Corporation, Falpro Corporation and Stan Industries Inc.(1)
10.19 Asset Purchase Agreements dated as of September 20, 1988 between Apollo Cablevision, Inc., a California corporation, T.L. Robak, Inc., Thomas Robak and Charlotte J. Robak; and the Registrant.(8)
10.20 Asset Purchase Agreement dated October 1988 between Good Cable Corporation, V.E. (Bud) Seager and Diana L. Seager; and the Registrant.(8)
10.21 Asset Purchase Agreement dated December 1988 between Scott Cable
      Company, Inc. and the Registrant.(4)
10.22 Asset Purchase Agreement dated as of July 14, 1989 among Cooke Media Group, Inc. and Jack Kent Cooke Incorporated, Nevada corporations ("Cooke"), and certain direct and indirect subsidiaries of Cooke and the Registrant(5)
10.23 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Hesperia, California, adopted January 14, 1992.(11)
10.24 Resolution of the Board of Supervisors of San Luis Obispo County extending the Cable T.V. Franchise for the County of San Luis Obispo.(11)
10.25 Ordinance No. 6-92 of the Board of Commissioners of Lane County granting to Falcon Cable Systems Company a Non-Exclusive Franchise to Construct, Operate and Maintain a Community Antenna Television System, passed and adopted by the Board of Commissioners on June 24, 1992.(12)
10.26 Resolution No. 93-250 of the Board of Supervisors, County of San Luis Obispo, State of California approving a Cable Television Settlement Agreement with Falcon Cable Systems Company to Operate and Provide a Cable Television System.(14)
10.27 Cable Television Franchise Renewal Agreement between the County of San Luis Obispo, a political subdivision and one of the Counties of the State of California and Falcon Cable Systems Company, a California limited partnership.(14)
10.28 Cable Television Settlement Agreement between the County of San Luis Obispo, a political subdivision and one of the Counties of the State of California and Falcon Cable Systems Company, a California limited partnership.(14)
10.29 Lease agreement dated January 1, 1995 between the Registrant and Marc and Jane Nathanson.
10.30 City of Silverton, Oregon renewal of franchise for an additional 5 years.(16)

16.1 Report of change in accountants (15)

21.1 Subsidiaries:  None

99.1 Letter Agreement dated January 29, 1996, between the Unofficial Unitholder Committee and the Partnership.(17)

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------

99.2 System Appraisal of Falcon Cable Systems Company, as of December 31, 1995, by Marlarkey-Taylor Associates, Inc., dated March 8, 1996.(18)

99.3 System Appraisal of Falcon Cable Systems Company, as of December 31, 1995, by Kane-Reece Associates, Inc., dated March 11, 1996. (18)

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------

99.4 System Appraisal of Falcon Cable System Company, as of December 31, 1995, by Waller Capital Corporation, dated March 11, 1996. (18)

                                 EXHIBIT INDEX


FOOTNOTES REFERENCES
--------------------
(1)  Incorporated by reference to the exhibits to the Registrant's
     Registration Statement on Form S-1, Registration No. 33-1376.
(2)  Incorporated by reference to the exhibits to the Registrant's
     Registration Statement on Form S-1, Registration No. 33-9901.
(3)  Incorporated by reference to the exhibits to the Registrant's
     Registration Statement on Form S-1, Registration No. 33-14094.
(4) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, File No. 1-9322 dated June 15, 1989.
(5) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, File No. 1-9322 dated August 3, 1990.
(6) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 1-9322 for the fiscal year ended December 31, 1986.
(7) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 1-9322 for the fiscal year ended December 31, 1987.
(8) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 1-9322 for the fiscal year ended December 31, 1988.
(9) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 1-9322 for the fiscal year ended December 31, 1989.
(10) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 1-9322 for the fiscal year ended December 31, 1990.
(11) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 1-9322 for the fiscal year ended December 31, 1991.
(12) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 1-9322 for the fiscal year ended December 31, 1992.
(13) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 1-9322 for the quarter ended March 31, 1993.
(14) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 1-9322 for the quarter ended June 30, 1993.
(15) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, File No. 1-9322 dated October 17, 1994.
(16) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 1-9322 for the quarter ended March 31, 1995.
(17) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, File No. 1-9322 dated January 29, 1996.
(18) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, as amended, File No. 1-9322 dated March 11, 1996.