Form 10-Q
period 1996-03-31
FALCON CABLE SYSTEMS CO
filed 1996-05-14
CIK 783008

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                  FORM 10-Q

                                  (MARK ONE)

\x\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1996
                               ---------------
                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               ---     ---

                       Commission file number   1-9332
                                              ------------
  FALCON CABLE SYSTEMS COMPANY, A CALIFORNIA LIMITED PARTNERSHIP
- ------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            California                              95-4108170
- ---------------------------------           -----------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- ---------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (310) 824-9990
                                                  -----------------

- -------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [checkmark]   No
                                              -----------    ------------

                         PART I - FINANCIAL INFORMATION

                          FALCON CABLE SYSTEMS COMPANY

                            CONDENSED BALANCE SHEETS

                                                                                   December 31,                  March 31,
                                                                                      1995*                         1996
                                                                                    ------------                  ---------
                                                                                                               (unaudited)
                                                                                          (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                      $    2,018                     $  1,479
   Receivables, less allowance of $175,700
     and $71,900 for possible losses                                                   1,363                        1,089
   Prepaid expenses and other                                                          1,835                        1,786
   Cable materials, equipment and supplies                                             1,418                        1,123
   Property, plant and equipment, less accumulated depreciation
     and amortization of $68,222,000 and $70,243,000                                  69,646                       70,045
   Franchise cost and goodwill, less
     accumulated amortization of
     $34,346,000 and $35,594,000                                                      31,286                       30,052
   Customer lists and other intangible
     costs, less accumulated amortization
     of $1,862,000 and $2,219,000                                                      2,299                        1,958
                                                                                  ----------                     --------

                                                                                  $  109,865                     $107,532
                                                                                  ==========                     ========

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES:

   Notes payable                                                                  $  171,870                     $171,749
   Accounts payable                                                                    1,694                        1,181
   Accrued expenses                                                                   10,905                        8,049
   Payable to general partner                                                          4,621                        5,332
   Customer deposits and prepayments                                                     632                          671
                                                                                  ----------                     --------

         TOTAL LIABILITIES                                                           189,722                      186,982
                                                                                  ----------                     --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICIT:

   General partner                                                                       (22)                         (18)
   Limited partners                                                                  (79,835)                     (79,432)
                                                                                  ----------                     --------

         TOTAL PARTNERS' DEFICIT                                                     (79,857)                     (79,450)
                                                                                  ----------                     --------

                                                                                  $  109,865                     $107,532
                                                                                  ==========                     ========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                           Unaudited
                                                                            ------------------------------------
                                                                                      Three months ended
                                                                                           March 31,
                                                                            ------------------------------------
                                                                                 1995                    1996
                                                                            ------------              ----------
                                                                                 (Dollars in thousands except
                                                                                     per unit information)

REVENUES                                                                      $   12,970              $   13,478
                                                                               ---------              ----------

OPERATING EXPENSES:

   Service costs                                                                   4,026                   3,670
   General and administrative expenses                                             1,748                   1,922
   General Partner management fees
     and reimbursed expenses                                                       1,128                   1,180
   Depreciation and amortization                                                   4,524                   3,643
                                                                               ---------              ----------

                                                                                  11,426                  10,415
                                                                               ---------              ----------

       Operating income                                                            1,544                   3,063

INTEREST EXPENSE, NET                                                             (4,081)                 (4,136)

OTHER INCOME, NET                                                                  7,502                   1,480
                                                                               ---------              ----------

NET INCOME                                                                    $    4,965              $      407
                                                                               =========              ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                                           $     0.77              $      .06
                                                                               =========              ==========

AVERAGE LIMITED
   PARTNERSHIP UNITS
   OUTSTANDING DURING PERIOD                                                   6,398,913               6,398,913
                                                                               =========              ==========

           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  Unaudited
                                                                                    -----------------------------------
                                                                                             Three months ended
                                                                                                  March 31,

                                                                                    -----------------------------------
                                                                                         1995                   1996
                                                                                    ---------------        ------------
                                                                                           (Dollars in Thousands)
   Net cash provided by operating activities                                             $  2,879               $ 2,305
                                                                                         --------               -------

   Cash flow from investing activities:

     Capital expenditures                                                                  (2,270)               (2,694)
     Other intangibles                                                                        (91)                  (29)
     Sale of available-for-sale securities                                                  7,764                     -
                                                                                         --------               -------

   Net cash provided (used) in investing activities                                         5,403                (2,723)
                                                                                         --------               -------

   Cash flow from financing activities:

     Repayment of debt                                                                     (8,786)                 (121)
     Borrowings                                                                               308                     -
     Distributions to partners                                                             (2,495)                    -
                                                                                         --------               -------

   Net cash used by financing activities                                                  (10,973)                 (121)
                                                                                         --------               -------

   Decrease in cash                                                                        (2,691)                 (539)

   Cash at beginning of period                                                              2,987                 2,018
                                                                                         --------               -------

   Cash at end of period                                                                 $    296               $ 1,479
                                                                                         ========               =======

           See accompanying notes to condensed financial statements.

                          FALCON CABLE SYSTEMS COMPANY

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The interim condensed financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year.

NOTE 2 - EARNINGS PER EQUIVALENT UNIT

         Earnings per limited partnership unit are based on the average number of limited partnership units outstanding during the periods presented. For this purpose, earnings are allocated 99% to the limited partners and 1% to the General Partner.

NOTE 3 - LITIGATION

         On April 4, 1996, the Partnership and certain of its affiliates and their officers were served with a complaint entitled Frank O' Shea v. Waller Capital Corp., et. al. alleging that the appraisal process undertaken in connection with the Proposed Exchange transaction previously disclosed was flawed and that as a result of the announcement of the results of the appraisal process, Mr. O' Shea was damaged by a reduction in the trading price of the units. The complaints seek class action status for a class consisting of all persons and entities who held units of the Partnership as of April 1, 1996 and unspecified damages for such partners. The Partnership believes that the suit is without merit and is evaluating its response to it.

                          FALCON CABLE SYSTEMS COMPANY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

                                                                                                March 31,
                                                                                       -------------------------
                                                                                       1995                 1996
                                                                                       ----                 ----
Revenues                                                                              100%                   100%
                                                                                      ---                    ---
Cost of services and expenses:

   Service costs                                                                       31                     27
   Operating, general and
     administrative expenses                                                           13                     14
   General Partner management fees
     and reimbursed expenses                                                            9                      9
   Depreciation and amortization                                                       35                     27
                                                                                      ---                    ---
                                                                                       88                     77
                                                                                      ---                    ---
         Operating income                                                              12                     23

Interest expense, net                                                                 (32)                   (31)
Other income (expense)                                                                 58                     11
                                                                                      ---                    ---
         Net income                                                                    38 %                    3%
                                                                                      ===                    ===

                         FALCON CABLE SYSTEMS COMPANY

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $13.0 million to $13.5 million, or by 3.9%, during the three months ended March 31, 1996 compared to the corresponding period in 1995. Of the $507,000 net increase in revenues, approximately $260,000 was due to increases in regulated service rates implemented in April 1995, $131,000 related to increases in the number of subscriptions for services and $116,000 related to other revenue producing items. As of March 31, 1996, the Partnership had approximately 135,500 homes subscribing to cable service and 50,300 premium service units.

         Service costs decreased from $4.0 million to $3.7 million, or by 8.9%, during the three months ended March 31, 1996 compared to the corresponding period for 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $357,000 decrease in service costs, $499,000 related to decreased property taxes related to refunds of prior year assessments in one of the California counties. This decrease was offset by increases of approximately $100,000 in personnel costs and $87,000 in other service costs. Personnel costs increased primarily due to cost of living increases.

         General and administrative expenses increased from $1.7 million to $1.9 million, or by 10.0%, during the three months ended March 31, 1996 compared to the corresponding period in 1995. Of the $174,000 increase, $76,000 related to increased marketing costs, $50,000 related to increased personnel costs due to cost of living increases, $31,000 related to increased insurance costs and $22,000 related to increases in customer billing and postage costs.

         General partner management fees and reimbursed expenses increased from $1.1 million to $1.2 million, or by 4.6%, during the three months ended March 31, 1996 compared to the corresponding period for 1995. Of the $52,000 increase, $27,000 related to increases in reimbursable operating expenses of the general partner and $25,000 related to increases in management fees based on the Partnership's revenue. See "Liquidity and Capital Resources."

         Depreciation and amortization expense decreased from $4.5 million to $3.6 million, or by 19.5%, during the three months ended March 31, 1996 compared to the corresponding period in 1995. The $881,000 decrease related primarily to certain tangible and intangible assets becoming fully amortized.

         Operating income increased from $1.5 million to $3.1 million, or by 98.3%, during the three months ended March 31, 1996 compared to the corresponding period in 1995. The $1.5 million increase was due primarily to increased revenues of $507,000, and decreases of $881,000 in depreciation and amortization expense and $174,000 in service costs. These changes were partially offset by increases of $174,000 in general and administrative costs and $52,000 in general partner management fees and reimbursed expenses.

                         FALCON CABLE SYSTEMS COMPANY

RESULTS OF OPERATIONS (CONCLUDED)

         Interest expense net, including the effects of interest rate hedging agreements, remained approximately the same at $4.1 million during the three months ended March 31, 1996 compared to the corresponding period for 1995. Lower average interest rates (9.0% during 1996 compared to 9.6% during 1995) resulted in lower interest expense of approximately $258,000. Higher average borrowings during 1996 compared to 1995 resulted in an increase of $130,000. An increase of approximately $128,000 primarily relates to amortization of deferred loan costs related to rate caps and bank credit amendment fees. The hedging agreements resulted in additional interest expense of $142,000 during the three months ended March 31, 1996 compared to additional interest expense of $241,000 during the three months ended March 31, 1995.

         Other income, net of expense, decreased approximately $6.0 million during the three months ended March 31, 1996 compared to the corresponding period for 1995. Of the $6.0 million decrease, $7.6 million ($1.17 per limited partnership unit) was due to a non-recurring 1995 gain from the sale of marketable securities. This was partially offset by non-cash earnings of $1.6 million recognized in the three months ended March 31, 1996 as required by generally accepted accounting principles to record the fair value of interest rate swap contracts maturing beyond the Partnership's expiration date of December 31, 1996.

         Due to the factors described above, the Partnership's net income decreased from $5.0 million during the three months ended March 31, 1995 to $407,000 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary need for capital has been to finance plant extensions, rebuilds and upgrades and to add addressable converters to certain cable systems. The Partnership spent $14.9 million during 1995 on non-acquisition capital expenditures. The Partnership had planned to spend approximately $19 million during 1994 for upgrades of certain of its regions, line extensions and new equipment. The Partnership postponed a number of rebuild and upgrade projects that were planned for 1993 and 1994 because of the uncertainty related to implementation of the 1992 Cable Act and the impact thereof on the Partnership's business and access to capital. The Partnership's access to capital remains severely restrained due not only to the adverse effect of re-regulation but also because of the limited remaining life of the Partnership. As a result, even after giving effect to certain upgrades and rebuilds expected to be completed in early 1996, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

         The Partnership's management currently intends to spend approximately $6.9 million in 1996 for capital expenditures, including $1.8 million to extend its plant to new service areas and $1.9 million to complete rebuild and upgrade projects that were started in 1995. These amounts assume the Partnership operates for the full twelve months of 1996. However, the Partnership's ability to fund these capital expenditures will continue to be dependent on it's ability to remain in compliance with the financial covenants contained in the amended Bank Credit Agreement, of which there can be no assurance.

                          FALCON CABLE SYSTEMS COMPANY

         At March 31, 1996, the amount outstanding under the Bank Credit Agreement was $165 million, and such borrowings bore interest at an average rate of 8.3% (including the effect of interest rate hedging transactions). The amended Bank Credit Agreement has fixed the pricing at 1.375% over prime or 2.375% over LIBOR, or 2.5% over the CD rate. The amended agreement also provides that if no transaction to dissolve the Partnership is approved as of April 1, 1996, (and no transaction was approved), the interest rates outlined above will increase by 0.25%; and further provides that if no such transaction is approved by July 1, 1996, the interest rates will be increased an additional 0.25%. The Partnership has entered into interest rate hedging agreements aggregating a net notional amount at March 31, 1996 of $235 million, $165 million of which are in effect at March 31, 1996. The remaining $70 million of contracts are scheduled to become effective as certain of the existing contracts mature during 1996 and 1997. The agreements serve as a hedge against interest rate fluctuations associated with the Partnership's variable rate debt. These agreements expire through July 19, 1999, which is beyond the scheduled termination date of the Partnership. GAAP accounting requires treating the majority of the contracts that expire after December 31, 1996 as speculative derivative financial investments recorded at fair value rather than hedges. (See discussion above in "Results of Operations"). These contracts are assignable to other affiliated entities managed by FHGLP.

         The Bank Credit Agreement also places certain restrictions on the annual amount of management fees and reimbursed partnership expenses that the Partnership may pay in cash, with any excess deferred. During the three months ended March 31, 1996, the Partnership deferred additional payments of approximately $1.2 million of fees and reimbursed expenses charged by its General Partner in order to maintain compliance with certain cash flow covenants. Total management fees and reimbursed expenses deferred as of March 31, 1996 amounted to approximately $5.3 million. The Partnership will continue to defer a portion of such fees and expenses during 1996, and will be obligated to pay these cumulatively deferred management fees and reimbursed expenses at the point in time the restrictions imposed by the Bank Credit Agreement are removed, which will coincide with the termination of the Partnership.

         The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness, and also requires compliance with certain financial covenants. The Partnership believes that it was in compliance with all such requirements as of March 31, 1996.

         The Partnership entered into an agreement as part of the consideration paid for the cable systems acquired in Oregon in February 1994. Under the terms of the agreement, the Partnership is required to make seven annual installments of $85,715 on March 1st. The discounted present value of the annual installments is $355,000 at March 31, 1996.

         The Partnership issued a $3,000,000 installment note as part of the consideration paid for three cable television systems acquired in 1990. The note bore interest at 15 percent until April 1, 1995 at which time the rate increased to 20 percent. The note is payable, with accrued interest, in January 1997. The principal amount of the note is increased each August 1st to reflect accrued but unpaid interest for the prior twelve months. At March 31, 1996, the outstanding amount of the note was $6.2 million.

                         FALCON CABLE SYSTEMS COMPANY

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

         The Partnership Agreement provides that the General Partner shall use its best efforts to cause the Partnership to sell all of the Partnership's cable systems between December 31, 1991 and December 31, 1996, the "termination date" of the Partnership. See Item 13 - "Certain Relationships and Related Transactions" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995. As discussed in Note 3 to Condensed Financial Statements, the Partnership has been sued by a unitholder requesting class action status. At this time, the Partnership is unable to predict the ultimate outcome of this lawsuit.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Cash provided by operating activities decreased from $2.9 million to $2.3 million for the three months ended March 31, 1996 compared to the corresponding period of 1995. Of the $573,500 decrease, approximately $513,000 related to a decrease in accounts payable.

         Cash from investing activities decreased from cash provided of $5.4 million for the three months ended March 31, 1995 to a use of cash of $2.7 million for the three months ended March 31, 1996, or a change of $8.1 million. The decrease was due primarily to approximately $7.8 million of net proceeds received by the Partnership in February 1995 upon the sale of marketable securities and an increase of approximately $424,000 in capital expenditures primarily related to system rebuilds. Cash used by financing activities decreased by approximately $10.9 million during the three months ended March 31, 1996 compared to the corresponding period for 1995 and was due to a decrease in repayment of debt of approximately $8.4 million and a decrease of $2.5 million in distributions to Partners.

                          FALCON CABLE SYSTEMS COMPANY

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 46.8% to 49.8% during the three months ended March 31, 1996 compared to the corresponding period for 1995. The increase was primarily caused by an increase in revenues and a decrease in service costs. EBITDA increased from $6.1 million to $6.7 million, or by 10.5%, for the three months ended March 31, 1996 compared to the corresponding period for 1995.

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

                          FALCON CABLE SYSTEMS COMPANY



PART II. OTHER INFORMATION

ITEMS 1-5.                 NOT APPLICABLE

ITEM 6.                    Exhibits and Reports on Form 8-K

                                    (a)     None

                                    (b)     The Registrant filed a form 8-K
                                            dated April 4, 1996 reporting other
                                            events.

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

                                        By:    Falcon Cable Investors Group
                                               Managing General Partner

                                        By:    Falcon Holding Group, L.P.
                                               General Partner

                                        By:    Falcon Holding Group, Inc.
                                               General Partner

Date: May 9, 1996                       By:         /s/ Michael K. Menerey
                                                --------------------------------
                                                Michael K. Menerey, Secretary
                                                and Chief Financial Officer